Form 10QSB
period 2006-09-30
NABO Inc.
filed 2006-11-09
CIK 1364139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER    333-135050

NABO INC.
(Name of small business issuer in its charter)

NEVADA                                                                                Applied For
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

311 Tawny Road Sarnia, Ontario                                                 N7S 5K1
(Address of principal executive offices)                                             (Zip Code)

519-542-1229
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]   No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.7,200,000 shares of common stock as of November 10, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

PART I

ITEM 1.       Financial Statements

The following consolidated interim unaudited financial statements of NABO Inc. (the “Company”) for the three month period ended September 30, 2006 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of September 30, 2006 and March 31, 2006;

(b)	Consolidated Statements of Operations for three months ended September 30, 2006 and for the six months ended September 30, 2006 and for the period from November 8, 2005 (Inception) through September 30, 2006.

(c)	Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and for the six months ended September 30, 2006 and for the period from November 8, 2005 (Inception) through September 30, 2006.

(d)	Condensed Notes to Financial Statements.

NABO INC.
(A Development Stage Company)
BALANCE SHEET

	September 30, 2006	March 31, 2006
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$41,705	$54,155

Total Current Assets	41,705	54,155

TOTAL ASSETS	$41,705	$54,155
	===============	===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Sales tax payable	-	-
Commissions payable - related party	-	-
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 7,200,000 and 6,950,000 shares
were issued and outstanding	7,200	6,950
Additional paid-in capital	53,800	51,550
Accumulated deficit	(19,295)	(4,345)

Total Stockholder's Equity	41,705	54,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	41,705	$54,155
	===============	===============

See accompanying condensed notes to interim financial statements.

NABO INC.
A Developoment Stage Company)
STATEMENT OF OPERATIONS

			For the period
			from November 8,
	For the three	For the six	2005 (date of
	months ended	months ended	inception) through
	September 30,2006	September 30,2006	September 30, 2006
	(unaudited)	(unaudited)	(unaudied)

SALES	$-	$-	-

COST OF GOODS SOLD

GROSS PROFIT	-	-	-

EXPENSES

Property Expenses		2,450	6,450
General and administrative		1,054	1,399
Professional fees	1,446	8,446	8,446
Consulting	3,000	3,000	3,000
Stock transfer fees
Commissions

TOTAL EXPENSES	4,446	14,950	19,295

LOSS FROM OPERATIONS	(4,446)	(14,950)	(19,295)

OTHER INCOME (EXPENSE)
Interest income
Interest expense

TOTAL OTHER INCOME (EXPENSE)	-	-	-

LOSS BEFORE INCOME TAXES	(4,446)	(14,950)	(19,295)

INCOME TAXES	-	-	-

NET LOSS	$(4,446)	$(14,950)	$(19,295)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.001)	$(0.002)	$(0.004)
	==============	==============	===============

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	7,200,000	7,195,902	5,083,282

See accompanying condensed notes to interim financial statements.

NABO INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

				For the period
				from November 8,
		For the three	For the six	2005 (date of
		months ended	months ended	inception) through
		September 30,2006	September 30,2006	September 30, 2006
		(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(4,446)	$(14,950)	$(19,295)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory
Decrease (increase) in prepaid expenses		436
Decrease in loan receivable
Decrease in interest receivable
Increase (decrease) in accounts payable		(2,415)
Increase (decrease) in sales tax payable
Increase in commissions payable

Net cash provided (used) by operating activities		(6,425)	(14,950)	(19,295)

CASH FLOWS FROM INVESTING ACTIVITIES			-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock			2,500	61,000

Net cash provided (used) by financing activities			2,500	61,000

Change in cash		(6,425)	(12,450)	41,705

Cash, beginning of period		48,130	54,155	-

Cash, end of period		$41,705	$41,705	$41,705
		===============	===============	===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$		$-	$-
		===============	===============	===============
Income taxes paid	$		$-	$-
		===============	===============	===============

See accompanying condensed notes to interim financial statements.

NABO INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on November 8, 2005

Exploration Stage Activities

The Company has been in an exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $19,295 for the period from November 8, 2006 (inception) to September 30, 2006, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as November 8, 2005.  Since inception, the Company has incurred operating losses totaling $19,295. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since November 8, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE 4 – MINERAL PROPERTY INTEREST

On November 30, 2005 the Company entered into a mining lease agreement for certain mineral lands in Okanogan County, in north eastern Washington State.  The cost of the lease is based on a royalty on net returns of sales of ores, minerals, or other products.  The minimum lease payment over the six year lease is:

                               Anniversary Date   Amount

                                 Nov. 30, 2005    $  4,000
                                 Nov. 30, 2006    $  4,000
                                 Nov. 30, 2007    $10,000
                                 Nov. 30, 2008    $20,000
                                 Nov. 30, 2009    $25,000
                                 Nov. 30, 2010    $30,000

The leased lands encompass 8 mining claims dated 1916-1917, totaling 1,435.16 acres.  There are also three other parcels, two of which total 8.05 acres and the third is of unknown size.

NOTE 5 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception November 8, 2005 through June 30, 2006.

On November 24, 2005, the company issued 2,200,000 shares of its common stock to a single investor at a price of $0.005 per share for a total of $11,000.

Between March 10 and March 31, 2006 the Company issued a total of 4,750,000 shares of its common stock to 34 investors. The shares were sold at $0.05 for a total of  $47,500.

On April 3, 2006 the company issued 250,000 shares of its common stock to three investors at a price of $0.01 per share, for a total of $2,500.

As of September 30, 2006, the Company has authorized 75,000,000 of $0.001 par common stock.  As of September 30, 2006  7,200,000 shares were issued and outstanding.

NOTE 6 – LITIGATION

There are no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 2.       Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

We are in the business of mineral exploration.  On November 30, 2005, we entered in a Mineral Lease Agreement whereby we leased from Barbara Dart, John Dart and Marcella Dart a total of eight (8) patented lode mining claims which we refer to as the Poland China Mine Area Project.  These mineral claims are located in the Myers Creek Mining District, Okanogan County Washington.  The claims are 100% owned by Barbara Dart of Oroville Washington, and John Dart and Marcella Dart of Green Valley Arizona. Our plan of operations is to conduct mineral exploration activities on the Poland China Mine Area Project mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits.  Our exploration program is designed to explore for commercially viable deposits of gold, silver, copper or any other valuable minerals.

We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims. After acquiring a lease on the Poland China Mine Area Project mineral claims, we retained the services of Robert E, Miller, a Geological Engineer.  Mr. Miller prepared a geological report for us on the mineral exploration potential of the claims.  Included in this report is a recommended three stage exploration program which consists of detailed geologic mapping, grid lay-out and soil sampling, and trenching and sampling.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Poland China Mine Area Project to determine whether there are commercially exploitable reserves of gold, silver, copper or other metals.  We decided to proceed with stage one of the exploration program recommended by Robert E Miller, Geological Engineer.  This stage consists of detailed geologic mapping, assays, and a report. The total cost of phase one is estimated at $3,000.  Completion of the Stage One field work was curtailed because of the high fire danger in Okanogan County during July, August and the beginning of September.  Field activities resumed mid-September when the fire danger lessened and are continuing. We have sufficient cash reserves to complete stage one. R.E. Miller and R. Douglas Hildebrand Registered Washington State Geologist, have spent 4 man days in the field developing a geologic and structural map along the strong northerly trending shear zone that appears to be associated with gold mineralization within and just north of the Dart Lease properties.  Particular emphasis was placed on mapping the intrusive bodies and/or east-west structures located within or along shear zones.  To aid in the mapping program and to select areas of future work, seven rock chip samples were collected from altered and mineralized zones found within the north-south shearing and in particular where the altered  zones intersected east-west structures.  The rock chip samples have been sent to Advanced Laboratories in Salt Lake City for analytical testing.  Results of the testing should be available in early November.  It is expected that the completed report will available in the middle of November. Once we receive the formal report on this step we will, in consultation with Mr. Miller, asses how to proceed to the next Stage. We expect to commence stage two in November 2006 and have that step completed in early December 2006.  This stage consists of grid lay-out and soil sampling and is estimated to cost $5,600. Step three will follow dependent on weather conditions in the area and is expected to be concluded by the spring of 2007. This stage consists of trenching, sampling and mapping and is expected to cost $7,500. The total cost of all three stages is estimated at $16,100. Mr. Robert E. Miller and additional persons of his choice will be conducting all of the exploratory activities on the property. The company believes it will have sufficient capital to complete all three stages of the program. However, most likely will not have sufficient cash on hand to explore further, should it be determined that the results of the three stage program warrant further exploration.  In this case the company will need to raise additional funds required to meet ongoing capital needs. Upon the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness by most banks or typical investors or corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.       Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ken MacAlpine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.       Legal Proceedings

We are not party to any legal proceedings.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2006.

(b)        Use of Proceeds.  We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333- 135050.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending September 30, 2006.

Item 5.       Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.       Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 2006 and has not filed any Current Reports on Form 8-K since September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABO INC.

By:       /s/ Ken MacAlpine           .
            Ken MacAlpine, President,
            Chief Executive Officer and
            Chief Financial Officer Director

            Date: November 9, 2006