Form 10QSB
period 2006-12-31
NABO Inc.
filed 2007-02-06
CIK 1364139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2006

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER    333-135050

NABO INC.
(Name of small business issuer in its charter)

NEVADA                                                                                  98-0521492
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

311 Tawny Road Sarnia, Ontario                                           N7S 5K1
(Address of principal executive offices)                                         (Zip Code)

519-542-1229
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]  No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ x ]  No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.7,200,000 shares of common stock as of November 10, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.       Financial Statements

The following consolidated interim unaudited financial statements of NABO Inc. (the “Company”) for the three month period ended December 31, 2006 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of December 31, 2006 and March 31, 2006;

  Consolidated Statements of Operations for three months ended December 31, 2006 and for the nine months ended December 31, 2006 and for the period from November 8, 2005 (Inception) through December 31, 2006.

  Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and for the nine months ended December 31, 2006 and for the period from November 8, 2005 (Inception) through December 31, 2006.

  Condensed Notes to Financial Statements.

NABO INC.
(A Development Stage Company)
BALANCE SHEET

	December 31, 2006	March 31, 2006
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$19,397	$54,155

Total Current Assets	19,397	54,155

TOTAL ASSETS	$19,397	$54,155
	==============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Sales tax payable	-	-
Commissions payable - related party	-	-
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 7,200,000 and 6,950,000 shares
were issued and outstanding	7,200	6,950
Additional paid-in capital	53,800	51,550
Accumulated deficit	(41,603)	(4,345)

Total Stockholder's Equity	19,397	54,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	19,397	$54,155
	==============	=============

See accompanying condensed notes to interim financial statements.

NABO INC.
A Developoment Stage Company)
STATEMENT OF OPERATIONS

				For the period
				from November 8,
	For the three	For the nine		2005 (date of
	months ended	months ended		inception) through
	December 31, 2006	December 31, 2006		December 31, 2006
	(unaudited)	(unaudited)		(unaudied)

SALES	$-	$-		-

COST OF GOODS SOLD

GROSS PROFIT	-	-		-

EXPENSES

Property Expenses	4,000	6,450		10,450
General and administrative	808	1,862		2,207
Professional fees	500	8,946		8,946
Consulting		3,000		3,000
Stock transfer fees	17,000	17,000		17,000
Commissions

TOTAL EXPENSES	22,308	37,258		41,603

LOSS FROM OPERATIONS	(22,308)	(37,258)		(41,603)

OTHER INCOME (EXPENSE)
Interest income
Interest expense

TOTAL OTHER INCOME (EXPENSE)	-	-		-

LOSS BEFORE INCOME TAXES	(22,308)	(37,258)		(41,603)

INCOME TAXES	-	-		-

NET LOSS	$(22,308)	$(37,258)		$(41,603)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.003)	$(0.005)	$

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	7,200,000	7,197,000
	=============	=============

See accompanying condensed notes to interim financial statements.

NABO INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			For the period
			from November 8,
	For the three	For the nine	2005 (date of
	months ended	months ended	inception) through
	December 31, 2006	December 31, 2006	December 31, 2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,308)	$(37,258)	$(41,603)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory
Decrease (increase) in prepaid expenses
Decrease in loan receivable
Decrease in interest receivable
Increase (decrease) in accounts payable
Increase (decrease) in sales tax payable
Increase in commissions payable

Net cash provided (used) by operating activities	(22,308)	(37,258)	(41,603)

CASH FLOWS FROM INVESTING ACTIVITIES		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		2,500	61,000

Net cash provided (used) by financing activities		2,500	61,000

Change in cash	(22,308)	(34,758)	19,397

Cash, beginning of period	41,705	54,155	-

Cash, end of period	$19,397	$19,397	$19,397
	=============	=============	=============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid $		$-	$-
	=============	=============	=============
Income taxes paid $		$-	$-
	=============	=============	=============

See accompanying condensed notes to interim financial statements.

NABO INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $41,603 for the period from November 8, 2006 (inception) to December 31, 2006, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as November 8, 2005.  Since inception, the Company has incurred operating losses totaling $41,603. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since November 8, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

As of December 31, 2006, the Company has authorized 75,000,000 of $0.001 par common stock.  As of December 31, 2006 7,200,000 shares were issued and outstanding.

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

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Poland China Mine Area Project to determine whether there are commercially exploitable reserves of gold, silver, copper or other metals.  We decided to proceed with stage one of the exploration program recommended by Robert E Miller, Geological Engineer.  This stage consists of detailed geologic mapping, assays, and a report. Completion of the Stage One field work was curtailed because of the high fire danger in Okanogan County during July, August and the beginning of September.  The field activities on the property resumed in October when the fire danger had lessened.

In October, November and December, R.E. Miller and R. Douglas Hildebrand Registered Washington State Geologist spent five field days on NABO’s Dart Lease and surrounding area conducting reconnaissance geologic mapping and selective rock chip sampling. Seven Samples were collected from east-west trending shear zones within the Dart Lease and analyzed for precious metals and trace elements. One sample, south of the Poland China mine and south of Mary Ann Creek, was not analyzed as no sulfide or associated alteration was noted during microscopic examination. Samples PC-2R and PC-4R returned geochemical anomalous gold values from two separate shear zones whose alteration patterns were trending east-west to just slightly north of east within a sheared greenstone. Sample PC-5R, taken from a quartz rich east-west trending shear zone in metavolcanics, contained fine grained euhedral pyrite and returned the highest geochemical gold value. Sample PC-6R which also showed high geochemical gold values, was related to quartz veining within the graphitic argillite the wall rock of the Poland China mine. During extended reconnaissance it was noted that the Buckeye mine north and slightly west of the property towards Alden Lake, had strong alteration and mineralization.

We expect to commence stage two in March 2007 and have that step completed in early May 2007.  This stage consists of grid lay-out and soil sampling and is estimated to cost $5,600. It has been recommended by Robert E. Miller that we conduct the stage two grid layout and soil sampling in the vicinity of PC-5R. Step three will follow dependent on weather conditions in the area and is expected to be concluded by the end of the summer of 2007. This stage consists of trenching, sampling and mapping and is expected to cost $7,500. The total cost of the remaining stages is estimated at $13,100.

Mr. Robert E. Miller and additional persons of his choice will be conducting all of the exploratory activities on the property. The company believes it will have sufficient capital to complete the remaining stages of the program. However, most likely will not have sufficient cash on hand to explore further, should it be determined that the results of the three stage program warrant further exploration.  In this case the company will need to raise additional funds required to meet ongoing capital needs. Upon the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness by most banks or typical investors or corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

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

ITEM 3.       Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ken MacAlpine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended December 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2006.

(b)        Use of Proceeds.  We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333- 135050.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending December 31, 2006.

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

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 2006 and has not filed any Current Reports on Form 8-K since December 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABO INC.

By:       /s/ Ken MacAlpine           .
            Ken MacAlpine, President,
            Chief Executive Officer and
            Chief Financial Officer Director

            Date: February 6, 2007