Form 10KSB
period 2007-03-31
Star Resorts Development Inc.
filed 2007-06-28
CIK 1364139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [	] to [	]

Commission file number  333-135050

STAR RESORTS DEVELOPMENT INC. (formerly Nabo Inc.)
(Name of small business issuer in its charter)

Nevada	98-05211492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Brickell Ave., 9th Floor, Miami FL	33131
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (305) 397-2818

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

35,000,000 common shares @ $1.275(1) = $44,625,000
(1)Average of bid and ask closing prices on June 25, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

50,400,000 common shares issued and outstanding as of June 25, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Nabo”, “Nabo Inc.” and "Star Resorts" mean Star Resorts Development Inc., unless the context clearly requires otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Overview

The address of our principal executive office is 1221 Brickell Ave., 9th Floor, Miami FL 33131 and our telephone number is (305) 397-2818.

Our registered statutory office is located at 304-2470 Saint Rose Parkway, Henderson, Nevada 89704.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SRDP".

Corporate History

We were incorporated in the State of Nevada on November 7, 2005 under the name “Nabo Inc.” with an authorized capital of 75,000,000 shares of common stock with a par value of $0.001. On April 17, 2007, we changed our name to “Star Resorts Development Inc.” We effected this name change by merging with our wholly owned subsidiary, named “Star Resorts Development Inc.”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

In addition, effective April 17, 2007, we effected a seven for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,200,000 shares of common stock to 50,400,000 shares of common stock.

On November 30, 2005, we entered in a Mineral Lease Agreement whereby we leased from Barbara Dart, John Dart and Marcella Dart a total of eight patented lode mining claims which we referred to as the Poland China Mine Area Project. These mineral claims are located in the Myers Creek Mining District, Okanogan County Washington.

According to the lease we agreed to pay Barbara Dart, John Dart and Marcella Dart minimum payments which were to be paid in advance.  We paid them the sum of $4,000 upon execution of the lease and were required to make the following payments:

-	$4,000 on or before the first anniversary of the execution of the lease (paid in December 2006);
-	$10,000 on or before the second anniversary of the execution of the lease;
-	$20,000 on or before the third anniversary of the execution of the lease;
-	$25,000 on or before the fourth anniversary of the execution of the lease;
-	$30,000 on or before the fifth anniversary of the execution of the lease.

We were also required to pay Barbara Dart, John Dart and Marcella Dart, collectively, a 5% royalty of net returns, payable quarterly, from all ores, minerals, concentrates, or other products mined and removed from the Poland China Mine Area Project and sold or processed by our company.

We did not complete our stage one exploration program due to the high fire danger in the Okanogan County during July, August and the beginning of September 2006. The stage one exploration program resumed in October 2006 when the fire danger lessened. The operation was suspended after the October 2006 resumption because of difficulties with promised financing.

As a result of these difficulties, we decided to abandon operations related to our mining lease agreement.

Our Current Business

We are an exploration stage company. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

As of June 25, 2007, our company had one employee, our President, Chief Executive Officer and Treasurer.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Financial Condition and Business Model

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $2,200 and a working capital surplus of $1,000 as of March 31, 2007. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

The address of our principal executive office is 1221 Brickell Ave., 9th Floor, Miami FL 33131. Our telephone number is (305) 397-2818. Our registered statutory office is located at 304-2470 Saint Rose Parkway, Henderson, Nevada 89704.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "SRDP". The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTC Bulletin Board to the end of our March 31, 2007 fiscal year, there were only one or two market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods.

Holders of our Common Stock

As of June 25, 2007, there were 31 holders of record of our common stock. As of such date, 50,400,000 common shares of our company were issued and outstanding.

Dividend Policy

Since our inception, we have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We issued 2,200,000 shares of common stock on November 24, 2005 to KIF Capital Corp. Our former President Ken MacAlpine is the President and sole director of KIF Capital Corp.  KIF Capital Corp. acquired these shares at a price of $0.005 per share.  We received $11,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2007.

ITEM 6. PLAN OF OPERATION

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-

looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

Cash Requirements

Over the twelve month period ending March 31, 2008, we anticipate that we will have to raise additional money through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending March 31, 2008.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending March 31, 2008.

Employees

Currently our only employees are our directors and officers.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $1,000.

At March 31, 2007, our total current assets were $2,200 which consisted of cash of $2,200.

At March 31, 2007, our total current liabilities were $1,200.

Operating expenses for the 12 months ended March 31, 2007 were $18,397.

For the 12 months ended March 31, 2007, we posted losses of $18,397 and to $60,000 since incorporation. The principal components of the loss for the 12 months ended March 31, 2007 were general and administrative expenses and taxes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recently Issued Accounting Standards

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2007. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated June 27, 2007
Balance Sheets
Statements of Operations
Statements of Cash Flows
Statements of Changes in Stockholders' (Deficiency) Equity
Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders NABO, Inc. Las Vegas, Nevada 89128

I have audited the accompanying balance sheet of NABO, Inc. as of March 31, 2007 and 2006, and the related statements of operations, of shareholders’ equity (deficit) and of cash flows for the year ended March 31, 2007 and for the period from November 8, 2005 (date of inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of NABO, Inc. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended March 31, 2007 and for the period November 8, 2005 (date of inception) through March 31, 2006 and in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. In the interim, shareholders of the Company are committed to meeting its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

June 27, 2007

NABO INC.
(A Development Stage Company)
BALANCE SHEET

	March 31, 2007	March 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 2,200	$ 54,155

Total Current Assets	2,200	54,155

TOTAL ASSETS	$ 2,200	$ 54,155

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,200	$ -
Sales tax payable	-	-
Commissions payable - related party	-	-
Total Current Liabilities	1,200	-
		-
Total Liabilities	1,200	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 7,200,000 and 6,950,000 shares
were issued and outstanding	7,200	6,950
Additional paid-in capital	53,800	51,550
Accumulated deficit	(60,000)	(4,345)
Total Stockholder's Equity	1,000	54,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,200	$ 54,155

The accompanying notes are an integral part of these financial statements.

NABO INC.
A Developoment Stage Company)
STATEMENT OF OPERATIONS

					For the period
					fom Inception,
	For the		For the		November 7,
	Three Months Ended		Year Ended		2005, through
	March 31,		March 31,		March 31,
	2006	2007	2006	2007	2007
	(Unaudited)	(Unaudited)	(Restated)		(Unaudited)

SALES	$ -	$ -	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES

Property Expenses	4,000	-	4,000	6,450	10,450
General and administrative	220	120	345	1,982	2,327
Professional fees	-	852	-	9,798	9,798
Consulting	-	17,200	-	20,200	20,200
Stock transfer fees	-	225	-	17,225	17,225
TOTAL EXPENSES	4,220	18,397	4,345	55,655	60,000

LOSS FROM OPERATIONS	(4,220)	(18,397)	(4,345)	(55,655)	(60,000)

OTHER INCOME (EXPENSE)	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(4,220)	(18,397)	(4,345)	(55,655)	(60,000)

INCOME TAXES	-	-	-	-	-

NET LOSS	$ (4,220)	$ (18,397)	$ (4,345)	$ (55,655)	$ (60,000)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.002)	$ (0.003)	$ (0.002)	$ (0.008)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,780,556	7,200,000	2,611,417	7,197,945

The accompanying notes are an integral part of these financial statements.

NABO INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance (date of inception November 8, 2005)	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.005
per share on November 24, 2005	2,200,000	2,200	8,800		11,000

Common stock issued for cash at $0.01
per share March 10 - 31, 2006	4,750,000	4,750	42,750		47,500

Net loss for the period from inception to
March 31, 2005				(4,345)	(4,345)
Balances as at March 31, 2006	6,950,000	$6,950	$51,550	($4,345)	$54,155

Common stock issued for cash at $0.01
per share April 3, 2006	250,000	250	2,250		2,500

Net loss for the year ended March 31, 2007				(55,655)	(55,655)

Balances as at March 31, 2007	7,200,000	$ 7,200	$ 53,800	$ (60,000)	$ 1,000

The accompanying notes are an integral part of these financial statements.

NABO INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

					From
					Inception
	For the		For the		Nov8,2005
	Three Months Ended		Year Ended		through
	March 31,		March 31,		March 31,
	2006	2007	2006	2007	2007
	(Unaudited)	(Unaudited)			(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,220)	$(18,397)	$(4,345)	$(55,655)	$(60,000)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory
Decrease (increase) in prepaid expenses
Decrease in loan receivable
Decrease in interest receivable
Increase (decrease) in accounts payable		1,200		1,200	1,200
Increase (decrease) in sales tax payable
Increase in commissions payable
Net cash provided (used) by operating activities	(4,220)	(17,197)	(4,345)	(54,455)	(58,800)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	47,500	-	58,500	2,500	61,000
Net cash provided (used) by financing activities	47,500	-	58,500	2,500	61,000

Change in cash	43,280	(17,197)	54,155	(51,955)	2,200

Cash, beginning of period	10,875	19,397	-	54,155	-

Cash, end of period	$54,155	$ 2,200	$54,155	$ 2,200	$ 2,200

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NABO INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (Audited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-KSB as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the year ended March 31, 2007 and for the period ended March 31, 2006.

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

NOTE 2 – OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on November 7, 2005

Exploration Stage Activities

The Company has been in an exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $55,655 for the year ended March 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 8, 2005. Since inception, the Company has incurred operating losses totaling $60,000. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since November 8, 2005

“Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined above.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares outstanding as of March 31, 2007.

	Three Months Ended March 31		Year Ended March 31
	2006	2007	2006	2007
Basic and diluted net loss per share:
Numerator
Net Loss	($4,220)	($18,397)	($4,345)	($55,655)
Denominator
Basic and diluted weighted average number of shares outstanding	2,780,556	7,200,000	2,611,417	7,197,945

Basic and Diluted
Net Loss Per Share	($0.002)	($0.003)	($0.002)	($0.008)

NOTE 4 – MINERAL PROPERTY INTEREST

On November 30, 2005 the Company entered into a mining lease agreement for certain mineral lands in Okanogan County, in north eastern Washington State. The cost of the lease is based on a royalty on net returns of sales of ores, minerals, or other products. The minimum lease payment over the six year lease is:

Anniversary Date	Amount

Nov. 30, 2005	$4,000
Nov. 30, 2006	$4,000
Nov. 30, 2007	$10,000
Nov. 30, 2008	$20,000
Nov. 30, 2009	$25,000
Nov. 30, 2010	$30,000

The leased lands encompass 8 mining claims dated 1916-1917, totaling 1,435.16 acres. There are also three other parcels, two of which total 8.05 acres and the third is of unknown size.

NOTE 5 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception November 8, 2005 through March 31, 2007.

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

As of March 31, 2007, the Company has authorized 75,000,000 of $0.001 par common stock, of which 7,200,000 shares were issued and outstanding.

NOTE 6 – CHANGE IN PRESIDENT

On March 8, 2007 David Craven and replaced Ken McAlpine as President. David Craven was appointed to the Board of Directors.

NOTE 7 – LITIGATION

There are no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 8 – SUBSEQUENT EVENTS

On April 17, 2007 the Company merged with Star Resorts Development, Inc. NABO, Inc. survived the merger and the name was changed to Star Resorts Development, Inc.

In addition, a seven for one stock split of authorized, issued and outstanding common stock was effected. Authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000,000 shares with the same par value. Issued and outstanding share capital increased from 7,200,000 shares of common stock to 50,400,000 shares of common stock.

On May 14 David Craven was replaced by Enrique Abaroa Martinez as President, Treasurer and CFO and a Director.

The company abandoned operations related to its mining lease agreement in Okanogan County, Washington state.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our former Presidents (Former Principal Executive Officers and Former Principal Financial Officers), Ken MacAlpine and David Craven and existing Presidents (Principal Executive Officer and Principal Financial Officer), Enrique Abaroa Martinez. Based upon that evaluation, our former and existing President (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at June 25, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Enrique Abaroa Martinez	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a Director	33	May 14, 2007
David Craven	Secretary and Director	50	March 8, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Enrique Abaroa Martinez, President, CEO, Treasurer, CFO and a Director

Mr. Abaroa Martinez is President and Founder of Grupo Abarmar, a group of companies whose goal is to improve the environment, ecology and landscape in Mexico.

In 1998, Mr. Abaroa Martinez received his International Business Bachelors Degree from the University of Kansas.

David Craven, Secretary and a Director

After graduating in Mathematics and Sociology from University College Loughborough in the UK, David spent almost 10 years in the mining industry, purchasing mining equipment for the National Coal Board at its Yorkshire headquarters in Doncaster. Following the decline of the coal mining industry in the UK David spend several years working in retail, in the purchasing and accounting departments of several large retail food chains.

In 1987, Mr. Craven joined a small financial services company, Edwin Hargitt & Company, based in Lausanne, Switzerland. As Chief Portfolio Manager, he was instrumental in expanding the business into London. In 1989, Mr. Craven was offered a position with EuroHelvetia TrustCo S.A., where he remains to this day, becoming a Director of the company in 2005 dealing with the development of start up companies, primarily in the Oil & Gas industry and property development.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
David Craven	N/A	N/A	N/A
Enrique Abaroa Martinez	1	N/A	N/A

Mr. Abaroa Martinez was late filing his Form 3 because of processing delays with the SEC creating Edgar Form ID’s.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors are also of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors do not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

-	our principal executive officers;
-	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2007; and
-

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended March 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Ken MacAlpine Former President, Secretary, Treasurer and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Craven Secretary and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreements or consulting agreements with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended March 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended March 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended March 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended March 31, 2007, we did not pay any compensation or grant any stock options to our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of June 25, 2007, there were 50,400,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of June 13, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
David Craven 14 Rue De Malagny Gland Switzerland 1196	15,400,000 direct	30.556%
Enrique Abaroa Martinez Lazaro garza ayala 509 pte San Pedro, Garza Garcia Mexico 66230	Nil	Nil
Gerry Birmingham Sarnia ON Canada N7W 1B7	2,800,000	5.556%
Isobel Campbell Argyll, Scotland PA37 1QZ	2,800,000	5.556%
Dan Easter Sarnia ON Canada N7S 4L4	2,800,000	5.556%
Iain MacAlpine Mississauga ON Canada L5A 4A3	2,800,000	5.556%
Katrina MacAlpine Mississauga ON Canada N0N 1C0	3,150,000	6.25%

Rush & Co. Swiss American Securities Inc. New York, NY 10017	3,650,000	7.24%
Directors and Executive Officers as a group (two)	15,400,000	30.556%

Changes in Control

David Craven acquired 2,200,000 common shares in our capital stock of as of March 6, 2007. The transaction was effected pursuant to a share purchase agreement dated March 2, 2007 between Mr. Craven and KIF Capital Corp. for the purchase price of US $335,000. After our stock split, Mr. Craven owns 15,400,000 common shares or 30.556% of our issued and outstanding shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Corporate Governance

We currently act with two (2) directors, David Craven and Enrique Abaroa Martinez.

We have determined that neither David Craven nor Enrique Abaroa Martinez are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Rule 4200(a)(15) of the Rules of National Association of Securities Dealers would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006 and incorporated herein by reference.

Exhibit No.	Description
3.3	Certificate of Change, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007 and incorporated herein by reference
3.4	Articles of Merger, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007 and incorporated herein by reference
10.1

Mineral Lease Agreement dated November 30, 2005 between NABO Inc. and Barbara Dart, John O. Dart & Marcella G. Dart filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006 and incorporated herein by reference.

21.1	Subsidiaries of Star Resorts Development Inc. – None
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).
99.1

Poland China Mine Area Project, Geological Report dated January 5, 2006 prepared by Robert E. Miller, Geological Engineer filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on July 28, 2006 and incorporated herein by reference.

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by John Kinross-Kennedy, Certified Public Accountant for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $5,350 for the fiscal year ended March 31, 2007 and $1,500 for the fiscal year ended March 31, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended March 31, 2007 and 2006, John Kinross-Kennedy billed $Nil and $Nil, respectively, for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended March 31, 2007 and 2006, John Kinross-Kennedy billed $Nil and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use John Kinross-Kennedy for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage John Kinross-Kennedy to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before John Kinross-Kennedy is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee (which consists of our entire board of directors); or
-

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR RESORTS DEVELOPMENT INC.

By: /s/ Enrique Abaroa Martinez

Enrique Abaroa Martinez

President and Director

Principal Executive Officer and Principal Financial Officer

Date: June 27, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Enrique Abaroa Martinez

Enrique Abaroa Martinez

President and Director

Principal Executive Officer and Principal Financial Officer

Date: June 27, 2007.

By: /s/ David Craven

David Craven

Secretary and Director

Date: June 27, 2007.