Form 10QSB
period 2007-06-30
Star Resorts Development Inc.
filed 2007-08-20
CIK 1364139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		For the transition period from	to

Commission file number  000-52449

STAR RESORTS DEVELOPMENT INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0521492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1221 Brickell Ave., 9th Floor, Miami FL 33131
(Address of principal executive offices)
(305) 397-2818
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,800,000 common shares issued and outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

ITEM 1.  Financial Statements

Overview

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

STAR RESORTS DEVELOPMENT, INC.

(A Development Stage Company)

BALANCE SHEET

	June 30, 2007	March 31, 2007
	Unaudited	(Restated)
ASSETS		Note 5
CURRENT ASSETS
Cash	$77,621	$2,200

Total Current Assets	77,621	2,200

TOTAL ASSETS	$77,621	$2,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,850	$1,200

Total Current Liabilities	3,850	1,200

Total Liabilities	3,850	1,200

STOCKHOLDERS' EQUITY
Common stock, 525,000,000 shares authorized,
$0.001 par value; 50,800,000
were issued and outstanding	50,800	50,400
Additional paid-in capital	110,200	10,600
Accumulated deficit	(87,229)	(60,000)

Total Stockholder's Equity	73,771	1,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,621	$2,200

The accompanying notes are an integral part of these financial statements

STAR RESORTS DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

Unaudited

			For the period
			from Inception,
	For the		November 8,
	Three Months Ended		2005, through
	June 30		June 30,
	2007	2006	2007

SALES	-	-	-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

EXPENSES

Property Expenses		2,450	10,450
Salary	16,000		16,000
Professional fees		7,000	2,327
Consulting			9,798
Stock transfer fees			20,200
General and administrative	11,229	1,054	28,454
TOTAL EXPENSES	27,229	10,504	87,229

LOSS FROM OPERATIONS	(27,229)	(10,504)	(87,229)

OTHER INCOME (EXPENSE)	-	-	-

LOSS BEFORE INCOME TAXES	(27,229)	(10,504)	(87,229)

INCOME TAXES	-	-	-

NET LOSS	(27,229)	(10,504)	(87,229)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	(0.001)	(0.001)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	49,380,736	16,006,338
		(Restated)
		Note 3

The accompanying notes are an integral part of these financial statements

STAR RESORTS DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

Unaudited

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity

Balance (date of inception November 8, 2005)	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.005
per share on November 24, 2005	2,200,000	2,200	8,800		11,000

Common stock issued for cash at $0.01
per share March 10 - 31, 2006	4,750,000	4,750	42,750		47,500

Net loss for the period from inception to
fiscal period end March 31, 2006				(4,345)	(4,345)
Balances as at fiscal period end March 31, 2006	6,950,000	$6,950	$51,550	($4,345)	$54,155

Common stock issued for cash at $0.01
per share April 3, 2006	250,000	250	2,250		2,500

Net loss for the year ended March 31, 2007				(55,655)	(55,655)

Balances at as April 17, 2007, before stock split	7,200,000	$ 7,200	$ 53,800	$ (60,000)	$ 1,000

Common Stock split 7 for 1, April 17, 2007	43,200,000	43,200	(43,200)

Balances at as April 17, 2007, after stock split	50,400,000	50,400	10,600	(60,000)	1,000

Common stock issued for cash at $0.25
per share June 6, 2007	400,000	400	99,600		100,000

Net loss for the three months ended June 30, 2007				(27,229)	(27,229)

Balances as at June 30, 2007	50,800,000	50,800	110,200	(87,229)	73,771

The accompanying notes are an integral part of these financial statements

STAR RESORTS DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

Unaudited

			From
			Inception
	For the		Nov 8,2005
	Three Months Ended		through
	June 30,		June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,229)	$(10,504)	$(87,229)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in prepaid expenses		(436)
Increase (decrease) in accounts payable	2,650	2,415	3,850
Net cash provided (used) by operating activities	$(24,579)	$(8,525)	$(83,379)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	2,500	161,000
Net cash provided (used) by financing activities	$100,000	$2,500	$161,000

Change in cash	75,421	(6,025)	77,621

Cash, beginning of period	2,200	54,155	-

Cash, end of period	$77,621	$48,130	$77,621

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

STAR RESORTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented

These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these abridged interim financial statements be read in conjunction with the Company’s March 31, 2007 annual financial statements.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

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

NOTE 2 – OPERATIONS

The Company was incorporated in the State of Nevada, U.S.A., on November 7, 2005. The company was initially engaged in the acquisition and exploration of mining properties. On November 30, 2005 the Company entered into a mining lease agreement for certain mineral lands in Washington State. The Company did not realize any revenues during the exploratory stage.

On March 6, 2007 a change of control occurred when the majority stockholder, KIF Capital Corporation, sold all of its common shares to David Craven, a British citizen. On March 8, 2007 David Craven assumed the positions of President, Treasurer, CFO and Director.

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

On May 14, 2007 David Craven was replaced by Enrique Abaroa Martinez as President, Treasurer and CFO and a Director.

The company abandoned operations related to its mining lease agreement in Washington state. The company proceeded to focus on investment opportunities in Latin America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $87,229 since inception November 8, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 8, 2005. Since inception, the Company has incurred operating losses totaling $87,229. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since November 8, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of June 30, 2007 were 400,000 warrants convertible into one share of common stock. The exercise of these warrants would be anti-dilutive since the company is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

A common stock split of 7 to 1 occurred on April 17, 2007. The outstanding shares as at June 30, 2006 were restated to give retroactive effect to the stock split.

Three Months Ended June 30,

	Three Months Ended June 30,
	2007	2006

Basic and diluted net loss per share:

Numerator
Net Loss	$ (27,229)	$ (10,504)

Denominator
Basic and diluted weighted average number
of shares outstanding	49,380,435	16,006,338
		(Restated)

Basic and Diluted Net Loss Per Share	$ (0.001)	$ (0.001)

NOTE 4 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception November 8, 2005 through June 30, 2007.

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

Significant Stock Transaction. On March 6, 2007 KIF Capital Corporation sold all of its 2,200,000 common shares for $335,000 to David Craven, a British citizen. This represented 30.5% of the issued and outstanding shares. The purpose as reported to the Securities and Exchange Commission was for Mr. Craven to acquire control.

On April 17, 2007 the company effected a seven for one stock split of issued and outstanding common stock. Authorized capital was increased from 75,000,000 to 525,000,000 shares at the same par value, $0.001 per share.

On June 6, 2007 the company sold 400,000 shares of common stock to a Swiss investment bank at $0.25 per share, realizing $100,000. Each share was accompanied by one warrant. Each warrant is convertible within three years to one common share at a price of $0.75.

As of June 30, 2007, the Company has authorized 525,000,000 of $0.001 par common stock, of which 50,800,000 shares were issued and outstanding.

NOTE 5 – RESTATED FINANCIAL STATEMENTS

The audited financial statements for the year ended March 31, 2007 were restated to give retroactive effect to the 7 to 1 stock split that occurred April 7, 2007:

	As Originally Reported	Restated

Issued and Outstanding Shares	7,200,000	50,400,000
Capital Stock	$7,200	$50,400
Paid-In Capital	$53,800	$10,600

The stock split had a neutral effect on stockholder equity.

NOTE 6 – LITIGATION

There are no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 7 – SUBSEQUENT EVENTS

In July 2007, the company loaned $336,500 to Latin Star Developments, Inc. an unrelated party. The loan is non-interest bearing and payable on demand

On July 2, 2007 the company obtained additional financing from the sale to an Argentine investment firm of 1,500,000 units, consisting of one share and one warrant per unit, at a price of $0.50 per share, for a total of $750,000. The shares and units have not yet been issued.

On July 31, 2007 the company entered into a Memorandum of Understanding with two Argentine individuals, owners of 70% of the stock of Inversiones del Dique S.A., “ID”, an Argentine company. Star Resorts will purchase 50% of ID stock, which will gain a 20% interest in the “Dock 2 Project”, through intermediate stockholdings. $400,000 was advanced on August 1, 2007 in partial payment, per terms of the Memorandum of Understanding.

ITEM 2  Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "Nabo", "Nabo Inc." and "Star Resorts" mean Star Resorts Development Inc., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 1221 Brickell Ave., 9th Floor, Miami FL 33131 and our telephone number is (305) 397-2818. Our registered statutory office is located at 304-2470 Saint Rose Parkway, Henderson, Nevada 89704.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SRDP".

Corporate History

We were incorporated in the State of Nevada on November 7, 2005 under the name "Nabo Inc." with an authorized capital of 75,000,000 shares of common stock with a par value of $0.001. On April 17, 2007, we changed our name to "Star Resorts Development Inc." We effected this name change by merging with our wholly owned subsidiary, named "Star Resorts Development Inc.", a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

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

Our Current Business

We are a development stage company.

On July 31, 2007, we entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein we have agreed to purchase a 50% interest in the capital of Inversiones del Dique S.A., an Argentine company which, through its subsidiary Incubus S.A. owns a 40% interest in a project known as the Dock 2 Project. We have agreed to pay a total of $2,300,000 in order to earn the 50% interest in Inversiones del Dique S.A. The purpose of the acquisition is for us to obtain a 20% interest in the Dock 2 Project.

The memorandum of understanding is subject to our company completing satisfactory due diligence on Inversiones del Dique S.A. and Incubus S.A.

In addition to signing this memorandum of understanding, we are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

As of August 17, 2007, our company had one employee, our President, Chief Executive Officer and Treasurer.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Plan of Operation

Cash Requirements

Over the 12 month period ending June 30, 2008, we anticipate that we will have to raise additional money through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$2,300,000 to complete the purchase of the 50% interest in Inversiones del Dique S.A.;
2.	$25,000 in connection with our company locating, evaluating and negotiating potential business opportunities;
3.	$20,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and
4.	$20,000 for management, administrative and leasing costs.

We will incur additional expenses if we are successful in entering into an agreement for a business opportunity. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement for a business combination.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the 12 months ending June 30, 2008.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the 12 months ending June 30, 2008.

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

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $73,771.

At June 30, 2007, our total current assets were $77,621 which consisted of cash of $77,621.

At June 30, 2007, our total current liabilities were $3,850.

Operating expenses for the three months ended June 30, 2007 were $27,229.

For the three months ended June 30, 2007, we posted losses of $27,229 and $87,229 since incorporation. The principal components of the loss for the 12 months ended June 30, 2007 were general and administrative expenses and taxes.

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

We had cash in the amount of $77,621 and a working capital surplus of $73,771 as of June 30, 2007. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our former President (Former Principal Executive Officer and Former Principal Financial Officer), David Craven and existing President (Principal Executive Officer and Principal Financial Officer), Enrique Abaroa Martinez. Based upon that evaluation, our former and existing President (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II

Item 1  Legal Proceedings

We are not party to any legal proceedings.

Item 2  Unregistered Sales of Equity Securities

On June 15, 2007, we closed a private placement consisting of 400,000 units of our securities (the "Units") at a price of US $0.25 per Unit for aggregate proceeds of $100,000. Each Unit consists of one common share and one share purchase warrant (a "Warrant"), one Warrant shall be exercisable into one common share (a "Warrant Share") at a price of US $0.75 per Warrant Share until June 15, 2010.

We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 2, 2007, we received a subscription agreement for 1,500,000 units of our securities (the “Units”) at a price of US $0.50 per Unit for aggregate proceeds of $750,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”). Each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.00 per Warrant Share for a period of three years from the date of issuance of the Warrants.

The subscriber is a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and the Units were sold in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3  Defaults Upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Securities Holders

None

Item 5  Other Information

On July 31, 2007, we entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein we have agreed to purchase a 50% interest in the capital of Inversiones del Dique S.A., an Argentine company which, through its subsidiary Incubus S.A. owns a 40% interest in a project known as the Dock 2 Project. We have agreed to pay a total of $2,300,000 in order to earn the 50% interest in Inversiones del Dique S.A. The purpose of the acquisition is for us to obtain a 20% interest in the Dock 2 Project.

The memorandum of understanding is subject to our company completing satisfactory due diligence on Inversiones del Dique S.A. and Incubus S.A.

Item 6  Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

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

10.2	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007 and incorporated herein by reference;
10.3	Warrant Certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007 and incorporated herein by reference;
10.4	Memorandum of Understanding filed as an exhibit to the current report on Form 8-K filed with the Commission on or about August 20, 2007 and incorporated herein by reference.
21.1	Subsidiaries of Star Resorts Development Inc. – None
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).
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

STAR RESORTS DEVELOPMENT INC.

By: /s/ Enrique Abaroa Martinez

Enrique Abaroa Martinez, President, Chief Executive Officer, Chief Financial Officer Director

Principal Executive Officer and Principal Financial Officer

Date August 20, 2007