Form 10QSB
period 2007-09-30
Star Resorts Development Inc.
filed 2007-11-14
CIK 1364139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to _____________________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,550,000 common shares issued and outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

ITEM 1. Financial Statements

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30,	March 31,
	2007	2007
	Unaudited	(Restated)
ASSETS		Note 5
CURRENT ASSETS
Cash	$332,611	$2,200
Deposits	3,260	-

Total Current Assets	335,871	2,200

OTHER ASSETS
Short Term Loan	336,500	-
Advance on Purchase of Stock	400,000	-
Investment in Sta. Maria De Los Andes	141,269	-
		-

Total Other Assets	877,769	-

TOTAL ASSETS	$1,213,640	$2,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,200

Total Current Liabilities	-	1,200

Total Liabilities	-	1,200

STOCKHOLDERS' EQUITY
Common stock, 525,000,000 shares authorized,
$0.001 par value; 52,925,000 were issued and
outstanding	52,925	50,400
Additional paid-in capital	1,358,075	10,600
Accumulated deficit	(197,360)	(60,000)

Total Stockholder's Equity	1,213,640	1,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,213,640	$2,200

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
Unaudited

					For the
					period from
					Inception,
					November 8,
	For the		For the		2005,
	Three Months Ended		Six Months Ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

SALES	-	-	-	-	-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES

Property Expenses	2,851		2,851	2,450	13,301
Salary	40,020		56,020		56,020
Professional fees	22,945	1,446	22,945	8,446	25,272
Consulting		3,000		3,000	9,798
Stock transfer fees	385		385		20,585
General and administrative	43,930		55,159	1,054	72,384
TOTAL EXPENSES	110,131	4,446	137,360	14,950	197,360

LOSS FROM OPERATIONS	(110,131)	(4,446)	(137,360)	(14,950)	(197,360)

OTHER INCOME (EXPENSE)	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(110,131)	(4,446)	(137,360)	(14,950)	(197,360)

INCOME TAXES	-	-	-	-	-

NET LOSS	(110,131)	(4,446)	(137,360)	(14,950)	(197,360)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	(0)	(0)	(0)	(0)

WEIGHTED AVERAGE NUMBER
OF COMMON STOCK
SHARES OUTSTANDING,
BASIC AND DILUTED	50,800,000	50,400,000	50,653,552	50,371,311
		(Restated)		(Restated)
		Note 5		Note 5

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

					Total
	Common Stock		Additional	Accumu-	Stock-
	Number		Paid-in	lated	holders’
	of Shares	Amount	Capital	Deficit	Equity
Balance (date of inception November 8, 2005)	$-	$-	$-	$-	$-
Common stock issued for cash at $0.005
per share on November 24, 2005	2,200,000	2,200	8,800		11,000
Common stock issued for cash at $0.01
per share March 10 - 31, 2006	4,750,000	4,750	42,750		47,500
Net loss for the period from inception to
fiscal period end March 31, 2006				(4,345)	(4,345)
Balances as at fiscal period end March 31, 2006	6,950,000	$6,950	$51,550	$(4,345)	$54,155
Common stock issued for cash at $0.01
per share April 3, 2006	250,000	250	2,250		2,500
Net loss for the year ended March 31, 2007				(55,655)	(55,655)
Balances at as April 17, 2007, before stock split	7,200,000	$7,200	$53,800	$(60,000)	$1,000
Common Stock split 7 for 1, April 17, 2007	43,200,000	43,200	(43,200)
Balances at as April 17, 2007, after stock split	50,400,000	50,400	10,600	(60,000)	1,000
Common stock issued for cash at $0.25
per share June 6, 2007	400,000	400	99,600		100,000
Common stock issued for cash at $0.80 per share
per share August 29, 2007	625,000	625	499,375		500,000
Common stock issued for cash at $0.50 per share
per share August 29, 2007	1,500,000	1,500	748,500		750,000

Net loss for the six months ended Sep. 30, 2007				(137,360)	(137,360)
Balances as at June 30, 2007	52,925,000	52,925	1,358,075	(197,360)	1,213,640

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unaudited

					From
					Inception
	For the		For the		Nov 8, 2005
	Three Months Ended		Three Months Ended		through
	September 30,		September 30,		Sep. 30,
	2007	2006	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(110,131)	(4,446)	(137,360)	(14,950)	(197,360)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Decrease (increase) in prepaid expenses		436
Increase (decrease) in accounts payable	(3,850)	(2,415)	(1,200)
Increase in Deposits	(3,260)		(3,260)		(3,260)
Net cash provided (used) by operating activities	(117,241)	(6,425)	(141,820)	(14,950)	(200,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Short Term Loans	(336,500)		(336,500)		(336,500)
Advance on purchase of stock	(400,000)		(400,000)		(400,000)
Investment in Sta Maria de los Andes	(141,269)		(141,269)		(141,269)
Net cash provided (used) by investing activities	(877,769)	-	(877,769)	-	(877,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock			100,000	2,500	161,000
Sale of stock for cash	1,250,000		1,250,000		1,250,000
Net cash provided (used) by financing activities	1,250,000	-	1,350,000	2,500	1,411,000

Change in cash	254,990	(6,425)	330,411	(12,450)	332,611

Cash, beginning of period	77,621	48,130	2,200	54,155	-

Cash, end of period	332,611	41,705	332,611	41,705	332,611

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	-	-	-	-	-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

STAR RESORTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented

These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these abridged interim financial statements be read in conjunction with the Company’s March 31, 2007 annual financial statements.

Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $137,360 and a negative cash flow of $141,820 during the six months ended September 30, 2007, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its investment in revenue properties. Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 8, 2005. Since inception, the Company has incurred operating losses totaling $197,360. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since November 8, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of September 30, 2007 were 3,150,000 warrants convertible into one share of common stock. The exercise of these warrants would be anti-dilutive since the company is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

A common stock split of 7 to 1 occurred on April 17, 2007. The outstanding shares as at September 30, 2006 were restated to give retroactive effect to the stock split.

Six Months Ended September 30,

	Six Months Ended September 30,
	2007	2006

Basic and diluted net loss per share:

Numerator
Net Loss	$(137,360)	$(14,950)

Denominator
Basic and diluted weighted average number
of shares outstanding	50,653,552	50,371,311

Basic and Diluted Net Loss Per Share	$(0.003)

NOTE 4 – OTHER ASSETS

Shart Term Loan. In July 2007, the company loaned $336,500 to Latin Star Developments, Inc. an unrelated party. The loan is non-interest bearing and payable on demand. The loan was advanced in connection with the Company’s participation in the Cerro Bayo/Dock 2 ski resort/real estate project.

Advance on Purchase of Stock. On July 31, 2007 the company entered into a Memorandum of Understanding with two Argentine individuals, owners of 70% of the stock of Inversiones del Dique S.A., “ID”, an Argentine company. Star Resorts will purchase 50% of ID stock, which will gain a 20% interest in the “Dock 2 Project”, through intermediate stockholdings. $400,000 was advanced on August 1, 2007 in partial payment, per terms of the Memorandum of Understanding.

Investment in Sta Maria De Los Andes. On August 15, 2007 the company advanced $141,269 as the first payment in a collaborative arrangement called the Sta. Maria Del Los Andes real estate project.

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

On July 30, 2007 the company sold 1,500,000 Units, consisting of one share and one Warrant per Unit, at a price of $0.50 per Unit, for aggregate proceeds of $750,000. On August 29, 2007 1,500,000 common shares were issued, the price recorded as $0.50 each. Each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.00 per Warrant Share for a period of three years from the date of issuance of the Warrants. The Units were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 9, 2007 the company sold 625,000 Units, consisting of one share and one Warrant per Unit, at a price of $0.80 per Unit, for aggregate proceeds of $500,000. 625,000 common shares were issued on August 29, 2007, the price recorded as $0.80 each. Each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.30 per Warrant Share for a period of three years from the date of issuance of the Warrants. The Units were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

As of September 30, 2007, there are 3,150,000 warrants outstanding, convertible into one share of common stock at a price of US $1.00 to $1.30 per share, initially exercisable for a period of three years, having an exercise prices of between $0.75 and $1.30 and expiry dates from June 15, 2010 to October 10, 2012.

As of September 30, 2007, the Company has authorized 525,000,000 of $0.001 par common stock, of which 52,925,000 shares were issued and outstanding.

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

As used in this quarterly report, the terms "we", "us", "our", "Star Resorts" mean Star Resorts Development Inc., unless the context clearly requires otherwise.

Corporate Overview

We were incorporated in the State of Nevada on November 7, 2005 under the name "Nabo Inc." On April 17, 2007, we merged with our wholly owned subsidiary, named "Star Resorts Development Inc.", and changed our company’s name. In addition to our change of name, we effected a seven for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001.

Our Current Business

We are a development stage company. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Recent Corporate Developments

Since the completion of our last quarter, we have completed the following events:

1.

On October 5, 2007, we closed a private placement consisting of 625,000 Units of our securities at a price of US $0.80 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one Warrant, which will be exercisable into one Warrant Share at a price of US $1.30 per Warrant Share until October 5, 2012.

2.

On July 30, 2007, we closed a private placement consisting of 1,500,000 Units of our securities at a price of US $0.50 per Unit for aggregate proceeds of $750,000. Each Unit consists of one common share and one Warrant, which will be exercisable into one Warrant Share at a price of US $1.00 per Warrant Share until July 30, 2010.

3.

On August 1, 2007 we entered into an employment agreement with Alejandro Aparicio to act as our new President and Chief Executive Officer for a salary of US $12,000 per month. The term of the employment agreement is for an indefinite period and either party may terminate the employment agreement by giving 30 days written notice. Also effective August 1, 2007, we appointed Alejandro Aparicio as our President and CEO.

4.

On August 29, 2007 we entered into an employment agreement with Enrique Abaroa Martinez to act as our Chief Financial Officer for a salary of US $8,000 per month. The term of the employment agreement is for an indefinite period and either party may terminate the employment agreement by giving 30 days written notice.

5.

On August 9, 2007, we closed a private placement consisting of 625,000 Units at a price of US $0.80 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one Warrant, one Warrant shall be exercisable into one Warrant Share at a price of US $1.30 per Warrant Share until August 9, 2012.

6.

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

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the six months ended September 30, 2007 and changes in our financial condition from our year ended March 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended March 31, 2007.

Cash Requirements

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Completion of the purchase of the 50% interest in Inversiones del Dique S.A.;	$2,300,000
Locating, evaluating and negotiating potential business opportunities;	25,000
Operating expenses, including professional legal and accounting expenses associated with our	20,000
company being a reporting issuer under the Securities Exchange Act of 1934; and
Management, administrative and leasing costs.	20,000
$2,365,000

We will incur additional expenses if we are successful in entering into an agreement for a business opportunity. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement for a business combination.

Revenue

We are presently in the exploration stage of our business. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Dock 2 Project, or other projects or properties we may acquire from time to time. Our expectation of when we may earn revenues will be altered if we do acquire a new business. However, at this time, we do not know which business we may acquire or how such an acquisition would impact our estimate of when we might expect to begin earning revenues.

Expenses

The major components of our expenses for the past two fiscal years as well as the percentage increase or decrease in those expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 are outlined in the table below:

	The Three	The Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Property Expenses	$2,851	$-
Salary	40,020	-
Professional fees	22,945	1,446
Consulting	-	3,000
Stock transfer fees	385	-
General and administrative	43,930	-
Total	$110,131	$4,446

Total operating expenses during fiscal 2007 increased by $105,685compared to the same period in 2006 primarily due to increases in salary expenses, professional fees and general and administrative expenses.

Liquidity and Capital Resources

Working Capital
	As of	As of
	September 30,	March 31,
	2007	2007
Current Assets	$335,871	$2,200.00
Current Liabilities	-	$1,200.00
Working Capital	$335,871	$1,000.00

For the three months ended September 30, 2007, we had a net loss of $110,131 compared to a net loss of $4,446 For the three months ended September 30, 2006. This increase was primarily due to increases in salary expenses, professional fees and general and administrative expenses.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

Risks Related to our Business

We have no agreement for a business acquisition or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no agreement with respect to acquiring a business opportunity or engaging in a business combination with any other company. The success of our company following an entry into any business opportunity will depend to a great extent on the operations, financial condition and management of the business opportunity we choose. While management intends to seek business opportunities with established operating histories, there is no assurance that we will be able to acquire or enter into a business meeting such criteria. In the event that we acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

Upon completion of a business opportunity or acquisition, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business acquisition, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business acquisition, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

Risks Related to our Company

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $332,611 as of September 30, 2007. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 7, 2005 (date of inception) to September 30, 2007 was $197,360. We had cash of $332,611 as of September 30, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $36,710 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended September 30, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our gold placer claims are greater than we have anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We will also need further financing if we decide to obtain additional mineral properties. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

We have a limited operating history and if we are not successful in operating our company, then investors may lose all of their investment in our company.

Our company has a limited operating history and is in the exploration stage. We have never earned revenues and there is, no basis on which to judge the likelihood of our success as a company. If we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Risks Associated with Our Common Stock

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority . Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3 Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our President and CEO, Alejandro Aparicio (Principal Executive Officer) and Chief Financial Officer Enrique Abaroa Martinez (Principal Financial Officer). Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II

Item 1 Legal Proceedings

To the best of our knowledge, we are not party to any legal proceedings.

Item 2 Unregistered Sales of Equity Securities

Since the completion of our last quarter, we have completed the following unregistered sales of our securities:

1.

On October 5, 2007, we closed a private placement consisting of 625,000 Units at a price of US $0.80 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one Warrant, each Warrant shall be exercisable into one Warrant Share at a price of US $1.30 per Warrant Share until October 5, 2012.

2.

On July 30, 2007, we closed a private placement consisting of 1,500,000 Units at a price of US $0.50 per Unit for aggregate proceeds of $750,000. Each Unit consists of one common share and one Warrant, each Warrant shall be exercisable into one Warrant Share at a price of US $1.00 per Warrant Share until July 30, 2010.

3.

On August 9, 2007, we closed a private placement consisting of 625,000 Units at a price of US $0.80 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one Warrant, each Warrant shall be exercisable into one Warrant Share at a price of US $1.30 per Warrant Share until August 9, 2012.

In each transaction, we issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Securities Holders

None

Item 5 Other Information

Since the completion of our last quarter, we have completed the following events:

1.

On August 29, 2007 we entered into an employment agreement with Enrique Abaroa Martinez to act as our Chief Financial Officer for a salary of US $8,000 per month. The term of the employment agreement is for an indefinite period and either party may terminate the employment agreement by giving 30 days written notice.

2.

On August 1, 2007 we entered into an employment agreement with Alejandro Aparicio to act as our new President and Chief Executive Officer for a salary of US $12,000 per month. The term of the employment agreement is for an indefinite period and either party may terminate the employment agreement by giving 30 days written notice.

Effective August 1, 2007 we appointed Alejandro Aparicio as President and CEO of our company.

Alejandro Aparicio is an entrepreneur and corporate executive in the real estate development, hospitality, financial, and international trade industries. He has worked as an international consultant in hotel and F&B development and operations and has a profound knowledge of luxury real estate acquisitions, development and sales, and world class hospitality services, branding and management. Mr. Aparicio has over 15 years of experience in acquisitions, development, and asset management of hotels, condo-hotels and F&B enterprises throughout the Americas and the Caribbean. He is also a guest speaker at conventions and symposiums on hotel and condo-hotel structures, development and operations.

For the past five years, Mr. Aparicio was with the Fortune International Group, a private company, as Executive Vice President Hospitality. Mr. Aparicio has no prior experience as a director or officer of a public company.

Mr. Aparicio received his Bachelor Of Science In Business Administration (BSBA) and Master In Business Administration at Boston University, Boston, MA.

Effective August 1, 2007, Enrique Abaroa Martinez has resigned as our President and CEO. Mr. Abaroa Martinez will remain as our CFO and director.

3.

On August 1, 2007 we entered into a finders fee agreement with Massimiliano Pozzoni to introduce certain potential financiers to our company in consideration for 3.5% of the gross proceeds of any financing. The term of this agreement is for a period of 12 months.

4.	On July 31, 2007, we entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego

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

10.2	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007 and incorporated herein by reference;
10.3	Warrant Certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007 and incorporated herein by reference;
10.4	Memorandum of Understanding filed as an exhibit to the current report on Form 8-K filed with the Commission on or about August 30, 2007 and incorporated herein by reference.
10.5	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.6	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.7	Finders Fee Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.8	Employment Agreement (Alejandro Aparicio) filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.9	Employment Agreement (Enrique Abaroa Martinez) filed as an exhibit to the current report on Form 8- K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.20	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007 and incorporated herein by reference.
10.11	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007 and incorporated herein by reference.
10.12	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007 and incorporated herein by reference.
10.13	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007 and incorporated herein by reference.
21.1	Subsidiaries of Star Resorts Development Inc. – None
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended ( Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer).

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR RESORTS DEVELOPMENT INC.

By:

/s/ Alejandro Aparicio
Alejandro Aparicio
President and Chief Executive Officer
Principal Executive Officer
Date November 14, 2007

/s/ Enrique Abaroa Martinez
Enrique Abaroa Martinez,
Chief Financial Officer and Director
Principal Financial Officer
Date November 14, 2007