Form 10QSB
period 2007-12-31
Star Resorts Development Inc.
filed 2008-02-14
CIK 1364139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to
Commission file number 000-52449

STAR RESORTS DEVELOPMENT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0521492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Brickell Avenue, Suite 1550, Miami FL 33131
(Address of principal executive offices)

(305) 728-5254
(Issuer's telephone number)

1221 Brickell Ave., 9th Floor, Miami FL 33131
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,575,000 common shares issued and outstanding as of February 5, 2008.

Transitional Small Business Disclosure Format (Check one):Yes [   ] No [X]

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEET

	December 31,
	2007	March 31, 2007
	Unaudited	(Restated)
ASSETS		Note 6
CURRENT ASSETS
Cash	$19,231	$2,200
Deposits	-	-
Total Current Assets	19,231	2,200
OTHER ASSETS
Investment in Cerro Bayo Project	4,086,500	-
Investment in Sta. Maria De Los Andes Project	623,808	-
Investment in Puerto Madero Project	1,300,000	-
Investment in Land	$650,000	-
Total Other Assets	6,660,308	-

TOTAL ASSETS	$6,679,538	$2,200
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$1,200
Subscriptions Received: Cash	2,200,000	-
Subscriptions Received: Assets	$3,450,000
Total Current Liabilities	5,650,000	1,200
Total Liabilities	5,650,000	1,200
STOCKHOLDERS' EQUITY
Common stock, 525,000,000 shares authorized,
$0.001 par value; 52,925,000 were issued and outstanding
Additional paid-in capital	1,358,075	10,600
Accumulated deficit	(381,462)	(60,000)
Total Stockholder's Equity	1,029,538	1,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,679,538	$2,200

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					For the period
					from Inception,
	For the		For the		November 8, 2005,
	Three Months Ended		Nine Months Ended		through
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007
SALES	$-	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
EXPENSES
Property Expenses	-	4,000	2,851	6,450	13,301
Salary	73,000		129,020		129,020
Professional fees	3,400	500	7,250	8,946	28,672
Consulting	15,233		15,233	3,000	25,031
Stock transfer fees	1,629	17,000	1,640	17,000	22,214
General and administrative	90,840	808	165,468	1,862	163,224
TOTAL EXPENSES	184,102	22,308	321,462	37,258	381,462
LOSS FROM OPERATIONS	(184,102)	(22,308)	(321,462)	(37,258)	(381,462)
OTHER INCOME (EXPENSE)	-	-	-	-	-
LOSS BEFORE INCOME TAXES	(184,102)	(22,308)	(321,462)	(37,258)	(381,462)
INCOME TAXES	-	-	-	-	-
NET LOSS	(184,102)	$(22,308)	$(321,462)	$(37,258)	$(381,462)
NET LOSS PER COMMON
SHARE,
BASIC AND DILUTED	$(0)	$(0)	$(0)	$(0)
WEIGHTED AVERAGE NUMBER
OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND
DILUTED	52,925,000	50,400,000	50,702,545	50,379,000
		(Restated)		(Restated)
		Note 6		Note 6

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders '
	of Shares	Amount	Capital	Deficit	Equity
Balance (date of inception November 8, 2005)	$-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.005
per share on November 24, 2005	2,200,000	2,200	8,800		11,000

Common stock issued for cash at $0.01
per share March 10 - 31, 2006	4,750,000	4,750	42,750		47,500

Net loss for the period from inception to
fiscal period end March 31, 2006				(4,345)	(4,345)

Balances as at fiscal period end March 31, 2006	6,950,000	$6,950	$51,550	($4,345)	$54,155

Common stock issued for cash at $0.01
per share April 3, 2006	250,000	250	2,250		2,500

Net loss for the year ended March 31, 2007				(55,655)	(55,655)

Balances at as April 17, 2007, before stock split	7,200,000	7,200	53,800	(60,000)	1,000

Common Stock split 7 for 1, April 17, 2007	43,200,000	43,200	(43,200)

Balances at as April 17, 2007, after stock split	50,400,000	50,400	10,600	(60,000)	1,000

Common stock issued for cash at $0.25
per share June 6, 2007	400,000	400	99,600		100,000

Common stock issued for cash at $0.80 per share
per share August 29, 2007	625,000	625	499,375		500,000

Common stock issued for cash at $0.50 per share
per share August 29, 2007	1,500,000	1,500	748,500		750,000

Net loss for the nine months ended Dec. 31, 2007
				(321,462)	(321,462)

Balances as at December 31, 2007	52,925,000	$52,925	$1,358,075	$(381,462)	$1,029,538

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unaudited

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		Nov 8,2005
	December 31,		December 31,		through Dec. 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(184,102.00)	$(22,308.00)	$(321,462.00)	$(37,258.00)	$(381,462.00)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Decrease (increase) in prepaid expenses	3,260
Increase (decrease) in accounts payable			(1,200)
Increase (decrease) in Subscriptions: Cash	2,200,000		2,200,000		2,200,000
Increase (decrease) in Subscriptions: Assets	3,450,000		3,450,000		3,450,000
Net cash provided (used) by operating activities	5,469,158	(22,308)	5,327,338	(37,258)	5,268,538
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Cerro Bayo Project	(3,750,000)		(4,086,500)		(4,086,500)
Investment in Sta Maria de los Andes Project	(482,538)		(623,807)		(623,807)
Investment in Puerta Madero Project	(900,000)		(1,300,000)		(1,300,000)
Uboldi Land	(650,000)		(650,000)		(650,000)
Net cash provided (used) by investing activities	(5,782,538)	-	(6,660,307)	-	(6,660,307)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock			1,350,000	2,500	1,411,000
Net cash provided (used) by financing activities	-	-	1,350,000	2,500	1,411,000
Change in cash	(313,380)	(22,308)	17,031	(34,758)	19,231
Cash, beginning of period	332,611	41,705	2,200	54,155	-
Cash, end of period	$19,231	$19,397	$19,231	$19,397	$19,231
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STAR RESORTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented

These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these abridged interim financial statements be read in conjunction with the Company’s March 31, 2007 annual financial statements.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

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

On May 14, 2007 David Craven was replaced by Enrique Abaroa Martinez as President, Treasurer and CFO and a Director. He was succeeded as President by Alejandra Aparicio who also became CEO on August 1, 2007.

The company abandoned operations related to its mining lease agreement in Washington state following the merger with Star Resorts Development, Inc. The company proceeded to focus on investment opportunities in Latin America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $321,462 but had a positive cash flow of $17,031 during the nine months ended December 31, 2007, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its investment in revenue properties. Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 8, 2005. Since inception, the Company has incurred operating losses totaling $381,462. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since November 8, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of December 31, 2007 were 3,150,000 warrants convertible into one share of common stock. The exercise of these warrants would be anti-dilutive since the company is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

A common stock split of 7 to 1 occurred on April 17, 2007. The outstanding shares as at December 31, 2006 were restated to give retroactive effect to the stock split.

Nine Months Ended December 31,

	Nine Months Ended December 31,
	2007	2006
Basic and diluted net loss per share:
Numerator
Net Loss	$(137,360)	$(14,950)
Denominator
Basic and diluted weighted average number
of shares outstanding	50,653,552	50,371,311
		(Restated)
Basic and Diluted Net Loss Per Share	$(0.003)	$(0.000)

NOTE 4 – OTHER ASSETS

Investment in Cerro Bayo Project In July 2007, the company loaned $336,500 to Latin Star Developments, Inc. in connection with the Company’s participation in the Argentinian Cerro Bayo/Dock 2 ski resort/real estate project. A further $500,000 was advanced, followed by a payment to Latin Star in December 2007 in the form of stock valued at $3,250,000 for Latin Star’s interest in Cerro Bayo. The total investment in Cerro Bayo is $4,086,500.

Investment in Sta Maria De Los Andes Project. The company made two payments of $141,269 and one of $141,270 from August to December, 2007 in this collaborative real estate project in Argentina. A further $200,000 in stock was paid to Latin Star, Inc. for Latin Star’s interest in the project, raising the total investment to $623,808.

Investment in Puerto Madero Project. On July 31, 2007 the company entered into a Memorandum of Understanding with two Argentine individuals, owners of 70% of the stock of Inversiones del Dique S.A., “ID”, an Argentine company. Star Resorts agreed to purchase 50% of ID stock, which will gain a 20% interest in the “Dock 2 Project”, through intermediate stockholdings. The company made a series of advances in October, November and December, totaling $1,300,000, per terms of the Memorandum of Understanding.

Investment in Land. In December , 2007 the company exercised an option to buy a share in land related to the Cerro Bayo project, which is planned for development. The investment in the land is recorded at cost, $650,000.

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

As of December 31, 2007. there were 3,150,000 warrants outstanding, convertible into one share of common stock at a price of US $1.00 per share, initially exercisable for a period of three years, having an exercise prices of between $0.75 and $1.30 and expiry dates from June 15, 2010 to October 10, 2012.

As of December 31, 2007, the Company has authorized 525,000,000 of $0.001 par common stock, of which 52,925,000 shares were issued and outstanding.

NOTE 6 – RESTATED FINANCIAL STATEMENTS

The audited financial statements for the year ended March 31, 2007 were restated to give retroactive effect to the 7 to 1 stock split that occurred April 7, 2007:

	As Originally Reported	Restated
Issued and Outstanding Shares	7,200,000	50,400,000
Capital Stock	$7,200	$50,400
Paid-In Capital	$53,800	$10,600
The stock split had a neutral effect on stockholder equity.

Weighted Average Common Stock outstanding, weighted and diluted, was restated to give effect to the 7 for 1 stock split on he Statement of Operations for the nine months ended December 31, 2006 and the three months ended December 31, 2006.

NOTE 7 – LITIGATION

There are no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 8 – SUBSEQUENT EVENTS

On December 20, 2007, Star Resorts Development Inc. (“Star Resorts”), (“the Company”), had entered into an assignment agreement with Latin Star Developments Inc. (“Latin Star”), a Nevis company wholly-owned by a director of Star Resorts, David Craven. Latin Star owned rights to shares and other assets (the “Assets”) through a memoranda of understanding (the “MOU”), real estate purchase agreement (the “REPA”) and other related documents (collectively, the “Memoranda”).

In accordance with the Memoranda, Latin Star was due $3,450,000: the sum of $3,250,000 pursuant to the MOU and the sum of $200,000 pursuant to the REPA. Latin Star assigned to Star Resorts all of Latin Star’s right, title, interest in the Assets for consideration of 6,900,000 shares of Star Resorts common stock. The assets relate to an agreement to jointly purchase 50% (25% each) of the stock of Cerro Bayo, S.A., an Argentinian company with a 100% ownership interest in a ski resort in the city of Angostura, Argentina and to a Real Estate Purchase Agreement to buy four plots of vineyard-planted land in the Sta. Maria de los Andes project located in the province of Mendoza, Argentina.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

As used in this quarterly report, the terms "we", "us", "our", "Star Resorts" mean Star Resorts Development Inc. and our 50% owned subsidiary Inversiones del Dique S.A, unless the context clearly requires otherwise.

Corporate History

We were incorporated in the State of Nevada on November 7, 2005, under the name “Nabo Inc.” On April 17, 2007, we changed our name to “Star Resorts Development Inc.”. We effected this name change by merging with our wholly owned subsidiary, named “Star Resorts Development Inc.”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

In addition to our change of name, we effected a seven for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001.

We are in the business of real estate development and are focusing on the Argentine market. On July 31, 2007, we entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein we have agreed to purchase a 50% interest in the capital of Inversiones del Dique S.A., an Argentine company which, through its subsidiary, Incubus S.A. owns a 40% interest in a project known as the Dock 2 Project. We have paid a total of $1,300,000 as of December 31, 2007 have $1,000,000 still owing, which will be paid in three (3) instalments in January, February and March 2008.

Recent Corporate Developments

The following significant corporate developments have occurred since September 30, 2007, the date of our last Quarterly Report:

1.

On October 5, 2007, we closed a private placement consisting of 625,000 units of our securities at a price of US $0.80 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.30 per warrant share until October 5, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

2.

On October 23, 2007, we closed a private placement consisting of 625,000 units of our securities at a price of US $0.80 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.30 per warrant share until October 23, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

3.

On November 12, 2007, we closed a private placement consisting of 1,400,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of $700,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.00 per warrant share until November 12, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

4.	On November 13, 2007, we appointed Geoffrey Lowndes Evett to our board of directors, effective as of October 1, 2007.

5.

On December 3, 2007, we signed a preliminary agreement with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani to buy 25% of an additional 55 hectares adjacent to the Cerro Bayo Project for $650,000. This amount was paid in two instalments, the first was on December 3, 2007 for $307,000, and the second on December 14, 2007 for $343,000.

6.

On December 14, 2007, we closed a private placement consisting of 1,000,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.00 per warrant share until December 14, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

7.	Effective December 14, 2007, we appointed Alejandro Aparicio as a director of our company.

8.

On January 4, 2008, we closed a private placement consisting of 1,000,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.00 per warrant share until January 4, 2013.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

9.

On January 21, 2008 we entered into an assignment agreement with Latin Star Developments Inc., a Nevis company wholly-owned by our director, David Craven effective as of December 20, 2007. Latin Star owns rights to the shares and other assets through a memoranda of understanding , real estate purchase agreement and other related documents. The Memoranda may be assigned by Latin Star to the Company without the consent of any other parties.

Under the terms of the assignment agreement, Latin Star will assign to us, all of Latin Star’s right, title, interest in the Assets for consideration of 6,900,000 shares of our common stock. We expect to complete the agreement and obtain the rights via the Assignment Agreement by the end of March 2008.

10.

On January 21, 2008 we entered into a consulting agreement with Geoffrey Lowndes Evett to provide international real estate development and financing services to our company. In consideration for Mr. Evett’s services, we will pay him $5,000 per month and out-of-pocket expenses. The term of the consulting agreement is for one year, renewable for up to two additional terms. Either party may terminate the employment agreement by giving 60 days written notice.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the nine months ended December 31, 2007, and changes in our financial condition from our year ended March 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

Anticipated Cash Requirements

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Property Expenses	$30,000
Salary	$144,000
Professional Fees	$45,000
Consulting Fees	$156,000
Stock Transfer Fees	$6,516
General and Administrative Fees	$363,360
Investment in Current and New Projects	$4,000,000
Total Expenses	$4,570,876

We recorded a net operating loss of $184,102 for the three months ended December 31, 2007 and have an accumulated deficit of $381,462 since inception. As at December 31, 2007 we had cash of $19,231 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed business plan and continued operations will be $4,570,876. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Revenue	$-	-	-	-
Operating Expenses	$184,102	22,308	321,462	37,258
Interest and Dividend Income	$-	-	-	-
Net Loss	$(184,102)	(22,308)	(321,462)	(37,258)

Revenue

We are presently in the exploration stage of our business. We have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into the development and commercialization of the Dock 2 Project, Cerro Bayo Project and Sta. Maria de los Andes land, or other projects or properties we may acquire from time to time. Our expectation of when we may earn revenues will be altered if we do acquire a new business. However, at this time, we do not know how such an acquisition would impact our estimate of when we might expect to begin earning revenues.

Net Loss

For the nine months ended December 31, 2007, we had a net loss of $184,102 compared to a net loss of $22,308 for the nine months ended December 31, 2006. This increase was primarily due to increases in salary expenses, professional fees and general and administrative expenses.

For the three months ended December 31, 2007, we had a net loss of $321,462 compared to a net loss of $37,258 for the three months ended December 31, 2006. This increase was primarily due to increases in salary expenses, professional fees and general and administrative expenses.

Expenses

Our operating expenses for the quarters ended December 31, 2007 and December, 2006 are outlined in the table below:

	Third Quarter Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Property Expenses	-	4,000	2,851	6,450
Salary	73,000	-	129,020	-
Professional fees	3,400	500	7,250	8,946
Consulting	15,233	-	15,233	3,000
Stock transfer fees	1,629	17,000	1,640	17,000
General & Administrative	90,840	808	165,468	1,862
Total Expenses	$184,102	$22,308	$321,462	$37,258

Total operating expenses during fiscal 2007 increased by $161,794 compared to the same period in 2006 primarily due to an increase in property expenses, salary expenses, professional fees and general and administrative expenses.

Equity Compensation

As at December 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Capital Resources

Working Capital

		Restated
	At December 31, 2007	At March 31, 2007
Current Assets	$19,231	$2,200
Current Liabilities	$5,650,000	1,200
Working Capital Surplus (Deficit)	$(5,630,769)	1,000

Cash Flows

	Nine Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flows used in Operating Activities	1,877,338	(37,258)
Cash Flows used in Investing Activities	(3,210,307)	-
Cash Flows provided by Financing Activities	1,350,000	2,500
Net Increase in Cash During Period	19,231	19,397
Net Loss	(321,462)	(37,258)

The increase in our working capital deficit from $(5,630,769) as at December 31, 2007 as compared to a working capital surplus of $1,000 as at March 31, 2007 was primarily due to our increased activities and investment in real estate to carry out our business plan.

Future Financing

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities during the next 12 month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of any assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

Recently Issued Accounting Standards

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. We will consider SAB 107 during implementation of SFAS 123R.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Star Resorts does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. Star Resorts does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of Star Resorts' balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2007. Star Resorts does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. Star Resorts does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which Star Resorts first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. Star Resorts adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on Star Resorts’ financial statements beyond 2006 is dependent upon the specifics of future arrangements.

The financial statements of Star Resorts have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

Star Resorts’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Income Taxes

Star Resorts utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Star Resorts generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined above.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of June 30, 2007 were 400,000 warrants convertible into one share of common stock. The exercise of these warrants would be anti-dilutive since Star Resorts is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

A common stock split of 7 to 1 occurred on April 17, 2007. The outstanding shares as at June 30, 2006 were restated to give retroactive effect to the stock split.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this quarterly report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

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

We had cash in the amount of $19,231 as of December 31, 2007. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

To the best of our knowledge, we are not party to any legal proceedings.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the completion of our last quarter, we have completed the following unregistered sales of our securities:

1.

On October 5, 2007, we closed a private placement consisting of 625,000 units of our securities at a price of US $0.80 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.30 per warrant share until October 5, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

2.

On October 23, 2007, we closed a private placement consisting of 625,000 units of our securities at a price of US $0.80 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.30 per warrant share until October 23, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

3.

On November 12, 2007, we closed a private placement consisting of 1,400,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of $700,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.00 per warrant share until November 12, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

4.

On December 14, 2007, we closed a private placement consisting of 1,000,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.00 per warrant share until December 14, 2012.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

5.

On January 4, 2008, we closed a private placement consisting of 1,000,000 units of our securities at a price of US $0.50 per unit for aggregate proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant. Each warrant will be exercisable into one warrant share at a price of US $1.00 per warrant share until January 4, 2013.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006 and incorporated herein by reference.
3.3	Certificate of Change, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007 and incorporated herein by reference
3.4	Articles of Merger, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007 and incorporated herein by reference
10.1	Mineral Lease Agreement dated November 30, 2005 between NABO Inc. and Barbara Dart, John O. Dart & Marcella G. Dart filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006 and incorporated herein by reference.
10.2	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007 and incorporated herein by reference;
10.3	Warrant Certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007 and incorporated herein by reference;
10.4	Memorandum of Understanding filed as an exhibit to the current report on Form 8-K filed with the Commission on or about August 30, 2007 and incorporated herein by reference.
10.5	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.6	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.7	Finders Fee Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.8	Employment Agreement (Alejandro Aparicio) filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.9	Employment Agreement (Enrique Abaroa Martinez) filed as an exhibit to the current report on Form 8- K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.20	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007 and incorporated herein by reference.
10.11	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007 and incorporated herein by reference.
10.12	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007 and incorporated herein by reference.
10.13	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007 and incorporated herein by reference.

10.14	Form of Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about November 28, 2007 and incorporated herein by reference.
10.15	Form of Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about November 28, 2007 and incorporated herein by reference.
10.16	Assignment Agreement dated December 20, 2007 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about January 24, 2008 and incorporated herein by reference.
10.17	Consulting Agreement dated effective October 1, 2007 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about January 31, 2008 and incorporated herein by reference.
21.1	Subsidiaries of Star Resorts Development Inc. – Inversiones del Dique S.A., an Argentine company owned 50% by us
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended ( Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer).

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR RESORTS DEVELOPMENT INC.

By:

/s/ Alejandro Aparicio
Alejandro Aparicio
President and Chief Executive Officer
Principal Executive Officer
Date February 14, 2008

/s/ Enrique Abaroa Martinez
Enrique Abaroa Martinez,
Chief Financial Officer and Director
Principal Financial Officer
Date February 14, 2008