Form 10-K
period 2008-03-31
Star Resorts Development Inc.
filed 2008-07-14
CIK 1364139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 000-52449

STAR RESORTS DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0521492
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

701 Brickell Ave. #1550, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	305-728-5254

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of
the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act.  Yes [X]  No [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section
13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes [   ]  No [X]

- ii -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

27,825,000 common shares at a price of $1.65 1.per share for total proceeds of $45,911,250

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the sale price of our stock which was $1.65 per share reported on Yahoo! Finance on June 10, 2008

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court. Yes [   ]  No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 66,683,333 shares of common stock are issued and outstanding as of June 17,
2008

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

- iii -

- iv -

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future results of operation or future financial performance, including, but not limited to, the following: statements relating to our ability to raise sufficient capital to finance our planned operations, our ability to develop brand recognition with resellers and consumers, develop our current and future products, increase sales and our estimates of cash expenditures for the next 12 months. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 4, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, and unless otherwise indicated, the terms “we”, “us” and “our company” refer to Star Resorts Development Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS

Corporate Overview

Description of Business

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

We are in the business of real estate development and are focusing on Emerging Markets such as Argentina in South America. Our intended products are real estate, hotels, spas, outdoor activity facilities, wineries, condos, villas, restaurants and retail stores.

Our services are the participation in the acquisition, development and operations, lease or sale of residential and commercial real estate developments. We provide funding, ideas, advice and real estate and hotel development experience to our partners and co-stakeholders in the various projects. The people who enter into projects with us may be bigger, more experienced real estate development companies or they may be individuals or small entities without a lot of funds. Our partners and co-stakeholders may be invested in several projects or they may want to participate in the development of one particular project or area.

The end user of our products and services are tourists and residents and investors of the areas where our real estate projects are located. We are focusing on the leisure market and upscale development, so our intended end-users are high end tourists and business people.

We entered into an assignment agreement with Latin Star Developments Inc., dated effective December 20, 2007, for the acquisition from Latin Star of all of its assets (the “Assets”), including rights to certain hotel and other real estate development projects through a memoranda of understanding, a real estate purchase agreement and other related documents (collectively, the “Memoranda.”) Latin Star is a Nevis company that is wholly-owned by our Secretary and director, David Craven. In December, 2007 we took effective control of the assets.

As consideration for the assignment of all the rights to the Assets held by Latin Star, we agreed to pay 6,900,000 shares of our common stock to Latin Star. We also agreed to pay future shares of common stock to Latin Star, the number of which depended upon the achievement of certain new business opportunities related to the acquired rights.

On April 23, 2008, we completed our acquisition from Latin Star Developments Inc. through the issuance of the shares that we had agreed to issue as consideration under the Assignment Agreement.

Puerto Madero - Dock 2 Project

On July 31, 2007, we entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein we have agreed to purchase a 40% interest in the capital of Inversiones del Dique S.A., an Argentine company which, through its subsidiary, Incubus S.A. owns a 50% interest in a project known as the Dock 2 Project.

This project is aimed at the commercial development of the former “Dock 2” ship channel located in the Puerto Madero area. We paid $1,300,000 to Ricardo Ernesto Bello and Alberto Radivoy Magnani in the period from August to December, 2007, in anticipation of the purchase of the stock of Inversiones del Dique S.A. An additional $700,000 was advanced between January and March, 2008. Our total investment in this project as of March 31, 2008 is $2,000,000. This amount, along with $300,000 that we intend to pay by the end of July 2008 will complete our payment for 40% of the shares of Inversiones del Dique S.A., which in turn holds a 50% interest in Incubus S.A. an Argentinean company which is the developer of the Dock 2 Project.

Incubus has obtained from the Municipality of Buenos Aires a 20 year lease, renewable for additional 20 years, to exploit the water surface of the Docks 2 & 3 located where Puerto Madero’s historic Shipyards used to operate.

Cerro Bayo Project

In July, 2007, we loaned $336,500 to Latin Star to pay expenses related to the purchase of an interest in Cerro Bayo, S.A., owner-operator of a ski resort/real estate project in Argentina. The project includes options on additional land, which offers opportunities for development in consortium with other partners. We advanced a further $500,000 to Latin Star for the same purposes in October 2007. Latin Star held a 25% interest in Cerro Bayo, S.A., which was transferred to our company through the Assignment Agreement with Latin Star described above.

We have also obtained the approval by the province of Neuquén for the concession of approximately 500 acres of land adjacent to the Cerro Bayo project. 220 Acres will be given in outright property to increase the size of the Ski Resort and the Real estate developments. The other approximately 300 acres can be developed and exploited for 60 years renewable for 20 years more, at the end of which they will return to the province with all the improvements that have been developed on them. This concession still has pending the ratification by the new Provincial government which took office in December 2007.

Uboldi land

In December, 2007, with the consent of Latin Star, we exercised Latin Star’s options to participate in a purchase of land in a tract known as Uboldi, adjacent to the Cerro Bayo project. We paid $650,000 in December 2007 to a private consortium which is in the process of closing title to a parcel of 55 hectares (135.9 acres) in Cerro Bayo, municipality of Villa La Angostura, province of Neuquen. Our participation will be a 25% interest in the parcel. It is planned for development with Argentinian partners as part of the Cerro Bayo Project.

Sta Maria de Los Andes Project.

We made two payments of $141,269 from August to October 2007 and an additional payment of $141,270 in December, 2007 to purchase vineyard land in this collaborative real estate project in Argentina. The project under construction includes plots of land in a wine field, a Winery, a Hotel and Spa and polo grounds. In February 2008 we made further payments of $5,300 and $141,270. An additional $200,000 had been paid in 2007 by Latin Star, which transferred its rights to the purchase of approximately 47 acres of land to us through the Assignment Agreement described above. At March 31, 2008, we had invested a total of $770,378.

Description of Property

Our executive and head office is located at 701 Brickell Ave. #1550, Miami, FL, 33131. We currently lease approximately 360 square feet of office space in the Bank of America building located on Brickell Avenue’s financial district of Miami, Fl. The total rent is $3,200.00 per month and includes secretarial services, phone management services, utilities and parking. The landlord, Intelligent Office, is not related to Star Resorts.

The description of our real estate properties is under Item 2 Properties on page 8 and Description of Properties on page 20.

Reports to security holders

We file reports and other information with the SEC. The registration statement, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of the registration statement, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

An investment in our common shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing our common shares. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Associated with Our Company

1. We have a limited history of operations and have incurred only losses and no revenues since inception (November 8, 2005). We may not be able to successfully implement our business plan, our business may fail and investors could lose all of their investment in our company.

We have a limited history of operations and have incurred only losses and no revenues since inception (November 8, 2005). Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. Also, there is no way for potential investors to analyze an investment in our company based on prior performance. We may continue to experience net losses for the foreseeable future. We have and will continue to incur significant costs, including the issuance of shares of our common stock as one form of payment, researching, acquiring and developing interests in real estate development projects. We may not be able to sell or lease any or all of our interests. If we are able to sell or lease our interests in the real property developments, it will likely take a long time and may not bring us a profit. We estimate that we will need approximately $1,000,000.00 in order to fund our proposed operations for the next 12 months. We will require additional financing in order to fund our investment activities and our monthly overhead. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our company. Because of our limited history of operations, losses, lack of revenue and need for additional financing, we may not be able to successfully implement our business plan, our business may fail and investors could lose all of their investment in our company.

2. Our business requires significant expenditures which we must make before realizing any revenues and we may have problems financing our operations. If we are unable to obtain the additional financing we need, we may go out of business and investors would lose all of their investment in our company.

The development of our business will require us to make significant expenditures, including the issuance of shares of our common stock as one form of payment, before any revenues are recognized. We will continue to incur significant expenditures in connection with the acquisition, development, sale or lease of interests in real estate developments before we realize any revenue. Accordingly, our capital requirements will be obtained through additional financing. There can be no assurance that any required additional financing will be available to us or that any additional financing will not materially dilute the ownership of our shareholders. If we are unable to obtain the additional financing we need on terms we can accept and pay, we may go out of business and investors would lose all of their investment in our company.

3. Because our executive officers and directors control approximately 34% of common shares. Investors will have little or no control over our management or other matters requiring shareholder approval, which will frustrate shareholders’ attempts to change or improve the management of the company.

Our officers and directors beneficially own approximately 34% of the common voting shares of our company. Other investors will have little or no control over our management or other matters requiring shareholder approval. This will frustrate shareholders’ attempts to change or improve the management of the company.

4. Substantially all of our assets are outside the United States. Investors may not be able to enforce remedies under U.S. federal securities laws against us.

Substantially all of our assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against us.

5. If our co-investors fail, we will fail, causing losses to our investors.

The success of our real estate development investments will all depend on the success of the other investors in the same projects. All of the risk factors that apply to us also apply to the other companies that invest in real estate development projects with us. If another investor in one of our real estate development projects is negatively affected by the risk factors set out in this section or if it fails to meet its obligations under our agreements, defraud us or do not do a good job of its contributions to the development, then the entire project will likely fail and we will likely lose most or all of our investment in any given project, meaning our business operations will suffer and investors could lose some or all of their investment in us.

Risks Associated with Our Business

6. Our assumptions about the future performance of our investments in real estate development may be wrong. If we do not obtain the resale or lease amounts that we predict and fail to earn a profit on any or all of our investments, we may never become profitable, our business could fail and investors could lose their entire investment in our company.

We focus our business on the acquisition, development and sale or lease of commercial and residential projects. In deciding whether to acquire an interest in a particular property or real estate development project, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected resale or lease value, as applicable. We may be unable to obtain the resale or lease amount that we have predicted and fail to earn a profit on any or all of our investments. If we do not become profitable, our business will fail and investors would lose their entire investment in our company.

7. Real estate development investment is highly speculative and our success depends on our ability to acquire, develop sell or lease our interests in many real estate development projects. Many variable factors beyond our control could cause us to fail to make a profit on any or all of our investments. If we do not become profitable, investors will lose their investment in our company.

Our business plan is to acquire, develop sell or lease interests in real estate developments. This is a highly speculative area and any or all of our investments could fail to perform as we predict. Many of our current projects are several years away from completion. All of our projects will be subject to national, regional and local economic, political and social changes, each of which could affect the demand for the specific types of real estate developments that we are or will become involved in. In addition, the financial success of each project depends on our ability – and the ability of our co-investors in any given project -- to plan and execute each particular project. In many cases, a project’s success will also be dependent on our ability to secure adequate financing to fund all or a portion of the development.

More specifically, in connection with the development of new projects and the redevelopment of existing projects, we will be subject to risks such as:

  deteriorating credit markets, which challenge our ability to obtain financing for our investments and projects on favorable terms, if at all;
  cyclical overbuilding, causing less demand for a particular real estate development than we expected;
  cost overruns, including increases in the cost of materials because of increased global demand (particularly in the price of steel, lumber, drywall, copper and concrete, which are significant components of construction costs);
  difficulties in obtaining or failures to obtain land use entitlements, occupancy and other government permits and authorizations;
  delays because of a number of factors, including unforeseen circumstances;
  changes in political views toward the proposed development, redevelopment or use;
  governmental restrictions on the nature or size of a project;
  strikes, labor disputes or supply disruptions;
  condemnation and taking of any of our projects by the government under eminent domain;
  shortages of qualified trade workers and building materials;
  development costs for projects not pursued to completion;
  earthquakes, floods, mudslides, fires, bad weather and other acts of God;
  design and construction defects and unforeseen or underestimated environmental and engineering problems;
  contractor and subcontractor disputes and mechanics’ liens; and
  lack of income until leasing or sale.

Any or all of these risks could have an adverse affect on our business, operations, cash flow and ability to increase values for our stockholders. Any of these factors could cause us to fail to make a profit on any or all of our real estate development project investments. If we do not become profitable, investors will lose their investment in our company.

8. Operating risks may adversely affect our operations and investors may be unable to obtain a return on their investment.

Our properties are subject to operating risks common to real estate development in general. These risks include: our ability to rent or sell our investment interests; competition from other real estate development investors; increases in operating costs due to inflation and other factors; downturns in market conditions and the economy generally; and, uninsurable damage to our investment properties. In addition, we may acquire properties or entities that are subject to liabilities, including environmental liabilities, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. For example, if any liability is asserted against us relating to any property in which we have an interest, we might have to pay substantial sums to settle the claim or fix what is wrong with the property. If this happens, our operations may suffer and investors could be unable to obtain a return on their investment.

Risks Related to Our Common Stock

9. Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

10. Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

11. Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We are engaged in the business of real estate development. More specifically, our business plan is to acquire interests in real estate development projects, participate in the development of those projects and sell or lease our interests in those projects.

On April 23, 2008, we completed our acquisition from Latin Star Developments Inc. of all of the rights to the shares and other assets (the “Assets”) to certain hotel and other real estate development projects through a memoranda of understanding, a real estate purchase agreement and other related documents (collectively, the “Memoranda.”) Latin Star is a Nevis company that is wholly-owned by our Secretary and director, David Craven.

The projects that we are involved in and our percentage of equity interest that we own in each of those projects, following the completion of the assignment agreement with Latin Star, are described below:

Cerro Bayo Mountain Resort Project

We own 25% of this mountain resort project. This mountain resort project is a tourist destination year round. It is located within the Nahuel Haupi National Park close to the town of Villa la Angostura in the Argentinean Patagonia and overlooks the Nahuel Huapi Lake. Visitors participate in outdoor activities such as kayaking, fishing, hiking, mountain biking and rock climbing in the summer and skiing, snowboarding and snowmobiling in the winter. Along with owning the 25% interest in the Cerro Bayo Mountain Resort and Ski Center including all its land, Ski runs, Ski lifts, Service areas, Buildings, Base Camp, Restaurants, Retail and other Amenities, we have invested in an additional 139.5 acres of land adjacent to the Cerro Bayo Mountain Resort Project. We plan to develop both the land surrounding the Ski Center and this additional 139.5 acres of land into hotels, condominiums, ski-in ski-out villas, spa facilities, new retail stores and additional restaurants. As owner of a 25% interest in the project, Star Resorts will receive its corresponding share of the profits, if and when there are any, from the sale, lease or operation of the new real estate developed, such as the retail outlets, hotels and restaurants and from the operation of the Mountain Resort’s facilities and amenities.

The Cerro Bayo Mountain Resort Project contains a Ski Center. The Ski Center’s amenities and facilities have been upgraded and are in operation.

Our plan, with our partners who own the remaining 75% of the project, is to develop the Cerro Bayo Mountain Resort. We intend to upgrade the existing ski resort and develop 1,300 acres into a surrounding alpine village. We intend to develop a private gated community and over 400,000 square meters of buildings dedicated to luxury ski-in ski-out villas, condominiums, 3 hotels, commercial space, spas, retail stores and restaurants.

The master plan and architectural and urbanism designs for the new developments on the Cerro Bayo Mountain Resort Project are being finalized and we expect the permitting phase of the project will begin in the summer of 2008. We expect the initial phases of development of at least one hotel and the commercial areas should begin after the winter season ends in October 2008.

Santa Maria De Los Andes Project

This is a winery and real estate development project in the province of Mendoza, Argentina. We own approximately 47 acres of vineyard land within the “Santa Maria de los Andes” project, which measures approximately 2,000 acres. We intend to grow our own wine grapes and produce, bottle and sell our own premium wines. If we choose to do so, we have the right and the ability to build up to four luxury villas within this land for lease to visitors or sale to investors in real estate. We, our guests and any subsequent investors to whom we may sell properties on this project, have a right to use common areas that are being developed on the property by the developers of other sections of the Santa Maria de los Andes project. The plans for the development of the Santa Maria de los Andes project include a club house, an artisans’ village, equestrian facilities and polo fields. Investors will be required to pay maintenance fees for the facilities developed in the common areas. These planned facilities are scheduled for completion by approximately the end of 2008.

We also intend to participate in the development of accommodations for tourists to the vineyard by building and operating – in partnership with the developers of the project (Santa Maria de los Andes S.A.) - a boutique hotel and condo-hotel units planned to be branded and managed by a world renowned luxury hotel brand. The construction of this hotel is scheduled to begin in the fall of 2008. Wine production is planned to begin in approximately three years. The development of the broader Santa Maria de los Andes project’s club house, artisans’ village, equestrian facilities and polo fields is underway and on schedule.

Argentina is one of the world’s well-know wine producing nations. The Mendoza region produces the high quality Malbec and Shiraz wine grapes. The land in the Santa Maria de los Andes Project is in what we believe to be the best and most fertile area of Mendoza. We have premium vines growing on the property. In order to sell our wine, we will face a lot of competition from other Argentinean wineries and from wineries all over the world, some large and some small. We will face competitive pressures to produce high quantities at low prices for export into other markets in an attempt to become a profitable winery. Also, we expect to have to build the profile and reputation of our winery before developing a client base. While we recognize that competition in the wine business is serious and steep, we believe that our land, our premium vines and our oenologist, Alberto Antonini who is considered one of the best in the world, will put us in a good competitive position in relation to other new, small wineries once we start producing and bottling our own wine.

Puerto Madero “Docks 2&3” Project

We own 20% of the Puerto Madero “Docks 2&3” Project, through our subsidiary, Inversiones del Dique S.A., an Argentinean company. This project consists of a high-end floating shopping mall, entertainment venues, restaurants, bars, a marina, a hotel, a spa & gym and a nightclub in the Puerto Madero district of Buenos Aires. It is being developed by a partnership led by Fiducia Capital Group which also owns 20% of the project, and Proideas Development which owns another 20% of the project. The remaining 40% of the project is owned by Floating Docks LLC, a US corporation, and Eric Spencer which own 20% each. We expect the first phase of this project to be ready by January 2009. After that we expect to receive our corresponding share of the income, when and if there is any, from the lease of the retail spaces, entertainment venues and marina slips to be developed.

The master plan and all architectural and engineering designs have been finalized for this project. Most permitting and licensing has been obtained. The pre-fabrication of the floating docks, buildings, promenades and other facilities has begun. We expect the first building phase of the project to be ready for occupancy by January 2009. The first phase is expected to bring the high end floating shopping mall, entertainment venues, restaurants, bars, a hotel, a spa & gym and a nightclub to approximately one third completion. We expect the other two thirds of the project to be completed by the end of 2009.

We continue to be engaged in the business of the acquisition, development and operation of real estate projects.

Compliance with Government Regulation

As any other real estate development everywhere in the world, all projects require approvals and licenses from various federal, provincial and municipal governmental agencies and offices. All of our projects have been planned and designed to comply with all approval, licensing, planning, zoning, building, environmental, use and occupancy laws and regulations. The permitting process is an ongoing one all throughout the development phases of the projects.

Competition

Cerro Bayo Mountain Resort Project

Prices at Argentina’s up-market ski resorts are commonly 50-75% lower than those at their counterparts in the United States or Canada. Most Argentina’s up-market ski resorts are located in the midst of the incredibly beautiful Patagonia region, they offer year round attractiveness for an increasingly larger amount of world travelers. The seasons in the southern hemisphere are opposed to the ones in the northern hemisphere eliminating competition from North American and European ski resort destinations.

We own 25% of the Cerro Bayo Mountain Resort. The all-season, boutique development is located just outside Villa La Angostura in Patagonia, Argentina.

The Cerro Bayo Mountain Resort is an established year round tourist destination within the Nahuel Haupi National Park. Visitors enjoy Cerro Bayo’s view of Nahuel Huapi Lake and its outdoor activities including kayaking, fishing, hiking, mountain biking and rock climbing. During the past winter season, which ended in October 2007, Cerro Bayo welcomed over 26,000 visitors of various skill levels to its 20 signalled ski and snowboard runs.

Our competition, Bariloche, is located 45 minutes away and is a very popular ski destination. Bariloche is generally accepted to be the most popular skiing destination in South America. We expect our development plan to increase the Cerro Bayo Mountain Resort’s ability to compete with Bariloche and enable it to offer equal or better skiing, winter activity, accommodations, dining, shopping and nightlife options. When we have completed our development plan, we expect Cerro Bayo Mountain Resort to be on par with or better than Bariloche in appeal to mountain resort visitors.

Puerto Madero “Docks 2&3” Project

This project, of which we own 20%, is planned to contain a high end floating shopping mall, entertainment venues, restaurants, bars, a marina, a hotel, a spa & gym and a nightclub and it is being developed by a partnership led by Fiducia Capital Group and Proideas Development companies in the Puerto Madero district of Buenos Aires. It will be the first and only luxury floating shopping mall in the world.

When this project is operational, we will compete with many other establishments offering similar services. We intend to distinguish our development by using innovative Architectural design by the famous Rockwell Group out of New York and the novel and unique concept of a floating shopping center and entertainment venue with an outdoor promenade meandering through restaurants, bars, a marina and three docked ships. The three docked ships will contain a Boutique Hotel, a high-end Discotheque and an upscale Spa and Fitness Center. We intend to make this project competitive by making it unique and by locating it in a prime spot in Buenos Aires. We also intend to lease the retail and entertainment space to the most well known and sought after retailers, restaurateurs, hoteliers and other luxury services and products tenants. We expect that these factors will ensure the project’s appeal to consumers.

General

There are many real estate development companies who may attempt to invest in the same projects that we choose to invest in. Furthermore, other real estate developers may develop similar projects to ours to compete with our projects. Our board of directors considers these factors when determining which projects we should invest in; however, our board of directors cannot avoid or prevent these situations from arising.

In situations where there are competing attempts to seize particular investment opportunities, we intend to build and maintain relationships with potential or current development partners and offer not only funding for products but our ideas and expertise. In this way, we believe that we will be competitive in obtaining investment opportunities.

In situations where there are developments that compete with our offerings, we intend to attempt to ensure that our projects are competitive by obtaining business and planning advice, proper financing and ensuring that the development and operations of our projects are under good management.

Employees

As a U.S.-based company with interests in overseas projects, we only require a small number of direct employees based at Star Resorts’ headquarters in Miami. Currently, we only employ our President/CEO and our CFO, who both work full time for the company. All workers needed for each project are directly employed by the local companies set up in each location to develop each project.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, we are currently not a party to any legal or bankruptcy proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “SRDP”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on June 10, 2008, was $1.65 per share.

Quarter Ended	Bid High	Bid Low	Bid Close
06/30/2006	$0.00	$0.00	$0.00
09/29/2006	$0.00	$0.00	$0.00
12/29/2006	$0.00	$0.00	$0.00
03/30/2007	$0.00	$0.00	$0.00
06/29/2007	$1.05	$0.00	$1.05
09/28/2007	$1.10	$0.51	$0.90
12/31/2007	$0.90	$0.75	$0.75
03/31/2008	$1.10	$0.51	$0.51

Transfer Agent

The transfer agent and registrar for our common stock is First American Stock Transfer, Inc., 706 East Bell Road, Suite 202, Phoenix, AZ 85022, Phone: 602 485 1346, FAX: 602 788 0423

Holders of Common Stock

As of June 17, 2008, we have 17 shareholders holding 66,683,333 shares of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the end of our last quarter, we have issued the following securities:

1.

On February 19, 2008, we issued to Blue Mint Exploration Inc. (“Blue Mint”) a Convertible Promissory Note (the “Note”) in the amount of $500,000. The Note is payable on February 19, 2010, and will accrue interest at the rate of 9%, which is paid per annum starting 180 days from the date of the Note.

Blue Mint has the option that at any time on or after February, 19, 2008, the outstanding principal amount and accrued interest under the Note that Blue Mint elects to convert is convertible into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date.

Blue Mint may also exercise the option of giving written notice to our company that the entire unpaid principal amount of the Note and the applicable interest is payable if any events of default have occurred and be continuing at the time of such notice.

We issued the Note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

2.

On April 8, 2008, we issued to Blue Mint a Convertible Promissory Note (the “Note”) in the amount of $500,000. The Note is dated April 3, 2008 and payable on April 3, 2010, and will accrue interest at the rate of 9%, which is paid per annum starting 180 days from the date of the Note.

Blue Mint has the option to convert the outstanding principal amount and accrued interest under the Note into common shares at a conversion price equal to the average closing price of the 10 trading days immediately preceding the conversion date.

Blue Mint may also exercise the option of giving written notice to our company that the entire unpaid principal amount of the Note and the applicable interest is payable if any events of default have occurred and be continuing at the time of such notice.

We issued the Note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

3.	On April 23, 2008, we issued 6,900,000 shares to Latin Star in exchange for all of its rights to the shares and other assets of certain hotel and other real estate developments.

The 6,900,000 shares of our common stock issued to Latin Star were issued pursuant to an exemption from registration as set out under Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

4.	On May 5, 2008 we issued 2,208,333 shares of common stock to two individuals as consideration pursuant to mutual releases dated effective March 31, 2008.

We issued the shares to two non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

5.

On May 22, 2008, we issued to Blue Mint a Convertible Promissory Note (the “Note”) in the amount of $300,000. The Note is payable on May 22, 2010, and will accrue interest at the rate of 9%, which is paid per annum starting 180 days from the date of the Note.

Blue Mint has the option that at any time on or after May 22, 2008, the outstanding principal amount and accrued interest under the Note that Blue Mint elects to convert is convertible into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date.

Blue Mint may also exercise the option of giving written notice to our company that the entire unpaid principal amount of the Note and the applicable interest is payable if any events of default have occurred and be continuing at the time of such notice.

We issued the Note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company. We have commenced very limited operations and we currently have no business revenue. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and Real Estate property interests. There can be no assurance that we will generate revenues in the future or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Our intended products are real estate, hotels, spas, outdoor activity facilities, wineries, condos, villas, restaurants and retail stores. Our services are the participation in the acquisition, development and operations, lease or sale of residential and commercial real estate developments. We provide funding, ideas, advice and real estate and hotel development experience to our partners and co-stakeholders in the various projects. The people who enter into projects with us may be bigger, more experienced real estate development companies or they may be individuals or small entities without a lot of funds. Our partners and co-stakeholders may be invested in several projects or they may want to participate in the development of one particular project or area.

The end user of our products and services are tourists and residents and investors of the areas where our real estate projects are located. We are focusing on the leisure market and upscale development, so our intended end-users are high end tourists and business people.

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the 12 months ended March 31, 2008, and changes in our financial condition from our year ended March 31, 2007. The following discussion should be read in conjunction with our Management’s Discussion and Analysis and the financial statements filed in this annual report.

Anticipated Cash Requirements

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Property Expenses	$1,000,000
Salary	$385,000
Professional Fees	$100,000
Consulting Fees	$60,000
Stock Transfer Fees	$7200
General and Administrative Fees	$26,000
Investment in Current and New Projects	$7,000,000
Total Expenses	$8,578,000

We recorded a net operating loss of $487,595 for the 12 months ended March 31, 2008 and have an accumulated deficit of $517,595 since inception.

As at March 31, 2008 we had cash of $530,974 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed business plan and continued operations will be $8,600,000.

On May 22, 2008, we obtained $300,000 from Blue Mint Exploration Inc. and issued the third of three convertible promissory notes. For more information on the convertible promissory note, please see the note, which is incorporated by reference as an exhibit to this annual report on Form 10-K.

On April 8, 2008, we obtained $500,000 from Blue Mint Exploration Inc. and issued the second of two convertible promissory notes. For more information on the convertible promissory note, please see the note, which is incorporated by reference as an exhibit to this annual report on Form 10-K.

On February 19, 2008, we obtained $500,000 from Blue Mint Exploration Inc. and issued the first of two convertible promissory notes. For more information on the convertible promissory note, please see the note, which is incorporated by reference as an exhibit to this annual report on Form 10-K.

Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings” on page 17.

Liquidity and Capital Resources

Our financial condition for the year ended March 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	March 31
	2008	2007
Current assets	$536,974	$2,200
Current liabilities	4,450,447	1,200
Working capital	$(3,913,473)	$1,000

Cash Flows

	March 31
	2008		2007
Cash flows from operating activities	$3,485,651	$
Cash flows (used in) investing activities	(7,506,877)		--
Cash flows provided by financing activities	4,550,000		2,500
Net increase (decrease) in cash during period	$528,774		$(51,955)

Working Capital

The decrease in our working capital from $1,000 to $(3,913,473) was primarily due to an investment in real estate development projects, which was not offset by cash from the sale of stock.

Cash Used In Operating Activities

During the year ended March 31, 2008 operating activities provided cash in the amount of $4,450,497 primarily represented by subscriptions received for common stock.

Cash used by Investing Activities

In the year ended March 31, 2008 cash used in investing activities was the sum of $7,506,877 as compared to nil in the prior year. Cash was used to purchase investment in real estate projects in Argentina.

Cash from Financing Activities

We received net cash from financing activities in the amount of $4,550,000 during the year ended March 31, 2008 compared to $2,500 during the year ended March 31, 2007.

The increase was due to the sale of common stock, and proceeds of a loan and cash advance.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended March 31, 2008 which are included herein.

Our operating results for the year ended March 31, 2008, for the period from our inception on November 4, 2004 through to March 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Year Ended	Year Ended
	March 31, 2008	March 28, 2007	Increase/Decrease
Revenue	$--	$--	--
Accounting and Audit Fees	9,600	4,400	54.2%
Advertising and Public Relations	840	-	100.0%
Bank charges	2,323	480	79.3%

	Year Ended	Year Ended
	March 31, 2008	March 28, 2007	Increase/Decrease
Consulting fees	61,413	20,200	67.1%
Filing and transfer agent	4,107	17,225	-319.4%
Legal Fees	78,962	5,399	93.2%
Management Fees	-	-	-
Property costs	10,937	4,000	63.4%
Office and miscellaneous	219,657	1,817	99.2%
Insurance	-	-	-
Travel and Entertainment	27,828	-	100.0%
Net loss	$(457,575)	$(55,655)	87.8%

Revenues

We have had no operating revenues since our inception on November 4, 2004 through to the period ended March 31, 2008. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our operations during the next 12 month period.

Off Balance Sheet Arrangements

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

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

Accounting Method

Star Resorts’ financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of March 31, 2008 were 7,175,000 warrants convertible into one share of common stock, and a $500,000 promissory note convertible into common stock at a conversion rate of the average of the preceding week’s closing prices.. The exercise of these securities would be anti-dilutive since the company is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

A common stock split of 7 to 1 occurred on April 17, 2007. The outstanding shares as at March 31, 2007 was restated to give retroactive effect to the stock split.

Description of Properties

Cerro Bayo Mountain Resort Project – We own 25% of this mountain resort project. This mountain resort project is a tourist destination year round. It is located within the Nahuel Haupi National Park close to the town of Villa la Angostura in the Argentinean Patagonia and overlooks the Nahuel Huapi Lake. Visitors participate in outdoor activities such as kayaking, fishing, hiking, mountain biking and rock climbing in the summer and skiing, snowboarding and snowmobiling in the winter. Along with owning the 25% interest in the Cerro Bayo Mountain Resort and Ski Center including all its land, Ski runs, Ski lifts, Service areas, Buildings, Base Camp, Restaurants, Retail and other Amenities, we have invested in an additional 135.9 acres of land adjacent to the Cerro Bayo Mountain Resort Project. We plan to develop both the land surrounding the Ski Center and this additional 139.5 acres of land into hotels, condominiums, ski-in ski-out villas, spa facilities, new retail stores and additional restaurants.

As owner of a 25% interest in the project, Star Resorts will receive its corresponding share of the profits, if and when there are any, from the sale, lease or operation of the new real estate developed, such as the retail outlets, hotels and restaurants and from the operation of the Mountain Resort’s facilities and amenities.

Santa Maria De Los Andes Project - This is a winery and real estate development project in the province of Mendoza, Argentina. We own approximately 47 acres of vineyard land within the “Santa Maria de los Andes” project. On this land, we intend to grow our own wine grapes and produce, bottle and sell our own premium wines. If we choose to do so, we have the right and the ability to build up to four luxury villas within this land for lease to visitors or sale to investors in real estate. We, our guests and any subsequent investors to whom we may sell properties on this project, have a right to use common areas that are developed on the property by the developers of other sections of the Santa Maria de los Andes project. The plans for the development of the broader Santa Maria de los Andes project include a club house, an artisans’ village, equestrian facilities and polo fields. Investors will be required to pay maintenance fees for the facilities developed in the common areas. These planned facilities are scheduled for completion by approximately the end of 2008. We also intend to participate in the development of accommodations for tourists to the vineyard by building and operating – in partnership with the developers of the project (Santa Maria de los Andes S.A.) - a boutique hotel and condo-hotel units planned to be branded and managed by a world renowned luxury hotel brand.

Our income stream from this project will come from the production and sale of premium wines, from the lease or sale of the real estate we develop on our land, and from the income of the hotel operation and condo – hotel unit sales.

Puerto Madero “Docks 2&3” Project - We own 20% of the Puerto Madero “Docks 2&3” Project, through our subsidiary, Inversiones del Dique S.A., an Argentinean company. This project consists of a high end floating shopping mall, entertainment venues, restaurants, bars, a marina, a hotel, a spa & gym and a nightclub in the Puerto Madero district of Buenos Aires. It is being developed by a partnership led by Fiducia Capital Group which also owns 20% of the project, and Proideas Development, which owns another 20% of the project. Two more partners own the remaining 40% of the project. We expect the first phase of this project to be ready by January 2009. After that we expect to receive our corresponding share of the income, when and if there is any, from the lease of the retail spaces, entertainment venues and marina slips to be developed.

Investment Objectives and Policies

We intend to build shareholder value by strategically investing during the early stages of emerging real estate projects being developed by experienced high-end developers with a proven track record of success. We also plan to continue to look for “opportunity” properties both in emerging and booming markets which, due to their location and/or characteristics paired with a favorable purchase cost, could bring a high return on investment. We seek to benefit from the expertise and connections our management team has in the real estate and hospitality industries, to bring added value and enhance the final products of our projects.

Taxes

All applicable Federal, Provincial and Local taxes payable, including Property Taxes are to be paid by our subsidiaries and partnership companies for each project we have invested in.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Star Resorts Development Inc.
Miami, Florida

I have audited the accompanying balance sheet of Star Resorts Development Inc. as of March 31, 2008 and 2007 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered an initial loss and its investments will not produce a source of income until certain development phases are under way and / or completed. This raises substantive doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Star Resorts Development Inc. as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
July 7, 2008

STAR RESORTS DEVELOPMENT INC.
(A Development Stage Company)
BALANCE SHEET

	March 31, 2008	March 31, 2007
		(Restated)
ASSETS		Note 4
CURRENT ASSETS
Cash	$530,974	$2,200
Travel Advance	6,000	-
Total Current Assets	536,974	2,200

OTHER ASSETS
Investment in Cerro Bayo Project	4,086,500	-
Investment in Sta. Maria De Los Andes Project	770,378	-
Investment in Puerto Madera Project	2,000,000	-
Investment in Land	650,000	-
Total Other Assets	7,506,878	-

TOTAL ASSETS	$8,043,852	$2,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$447	$1,200
Short term advance	500,000	-
Subscriptions Received	3,950,000	-
Total Current Liabilities	4,450,447	1,200

LONG TERM DEBT
Loan Payable	500,000	-

TOTAL LIABILITIES	4,950,447	1,200

STOCKHOLDERS' EQUITY
Common stock, 525,000,000 shares authorized,
$0.001 par value,
56,575,000 issued and outstanding at March 31, 2008
50,400,000 issued and outstanding at March 31, 2007	56,575	50,400
Additional paid-in capital	3,554,425	10,600
Accumulated deficit	(517,595)	(60,000)

Total Stockholder's Equity	3,093,405	1,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,043,852	$2,200

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Developoment Stage Company)
STATEMENT OF OPERATIONS

					For the period
					fom Inception,
	For the		For the		November 8,
	Three Months Ended		Year Ended		2005, through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008
		(Restated)		(Restated)	.
		Note 4		Note 4

SALES	$-	$-	$-	$-	$-

EXPENSES

Property Expenses	8,086	-	10,937	6,450	21,387
Salary	36,000	-	165,020	-	165,020
Professional fees	2,350	852	9,600	9,798	31,022
Consulting	46,180	17,200	61,413	20,200	71,211
Stock transfer fees	265	225	1,905	17,225	22,479
General and administrative	43,252	120	219,657	1,982	206,476
TOTAL EXPENSES	136,133	18,397	457,595	49,205	517,595

LOSS FROM OPERATIONS	(136,133)	(18,397)	(457,595)	(49,205)	(517,595)

OTHER INCOME (EXPENSE)	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(136,133)	(18,397)	(457,595)	(49,205)	(517,595)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(136,133)	$(18,397)	$(457,595)	$(49,205)	$(517,595)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	56,421,154	50,400,000	53,128,825	50,385,616

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Unaudited
	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity

Balance (date of inception November 8, 2005)	-	$-	$-	$-	$-

Common stock issued for cash at $0.005
per share on November 24, 2005	2,200,000	2,200	8,800		11,000

Common stock issued for cash at $0.01
per share March 10 - 31, 2006	4,750,000	4,750	42,750		47,500

Net loss for the period from inception to
fiscal period end March 31, 2006				-4,345	-4,345

Balances as at fiscal period end March 31, 2006	6,950,000	$6,950	$51,550	($4,345)	$54,155

Common stock issued for cash at $0.01
per share April 3, 2006	250,000	250	2,250		2,500

Net loss for the year ended March 31, 2007				-55,655	-55,655

Balances at as April 17, 2007, before stock split	7,200,000	7,200	53,800	(60,000)	1,000

Common Stock split 7 for 1, April 17, 2007	43,200,000	43,200	-43,200

Balances at as April 17, 2007, after stock split	50,400,000	50,400	10,600	-60,000	1,000

Common stock issued for cash at $0.25
per share June 26, 2007	400,000	400	99,600		100,000

Common stock issued for cash at $0.80
per share August 29, 2007	625,000	625	499,375		500,000

Common stock issued for cash at $0.50
per share August 29, 2007	1,500,000	1,500	748,500		750,000

Common stock issued for cash at $0.80
per share October 26, 2007	625,000	625	499,375		500,000

Common stock issued for cash at $0.80
per share November 26, 2007	625,000	625	499,375		500,000

Common stock issued for cash at $0.50
per share November 26, 2007	1,400,000	1,400	698,600		700,000

Common stock issued for cash at $0.50
per share January 14, 2007	1,000,000	1,000	499,000		500,000

Net loss for the year ended March 31, 2008				-457,595	-457,595

Balances as at March 31, 2008	56,575,000	$56,575	$3,554,425	$(517,595)	$3,093,405

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

					From
					Inception
	For the		For the		Nov. 8, 2005
	Three months Ended		Year Ended		through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(136,133)	$(18,397)	$(457,595)	$(55,655)	$(517,595)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Decrease (increase) in prepaid expenses	(6,000)		(6,000)		(6,000)
Increase (decrease) in accounts payable	446	1,200	(754)	1,200	446
Increase (decrease) in Subscriptions Received	500,000		3,950,000		3,950,000
Net cash provided (used) by operating activities	358,313	(17,197)	3,485,651	(54,455)	3,426,851

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Cerro Bayo Project	-		(4,086,500)		(4,086,500)
Investment in Sta Maria de los Andes Project	(146,570)		(770,377)		(770,377)
Investment in Puerta Madera Project	(700,000)		(2,000,000)		(2,000,000)
Uboldi Land	-		(650,000)		(650,000)
Net cash provided (used) by investing activities	(846,570)	-	(7,506,877)	-	(7,506,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	1,000,000		1,000,000		1,000,000
Proceeds from sale of common stock			3,550,000	2,500	3,611,000
Net cash provided (used) by financing activities	1,000,000	-	4,550,000	2,500	4,611,000

Change in cash	511,743	(17,197)	528,774	(51,955)	530,974
Cash, beginning of period	19,231	19,397	2,200	54,155	-

Cash, end of period	$530,974	$2,200	$530,974	$2,200	$530,974

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STAR RESORTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Corporate Overview

Description of Business

The Company was incorporated in the State of Nevada on November 7, 2005, under the name “Nabo Inc.” On April 17, 2007, the name was changed to “Star Resorts Development Inc.” The name change was effected by merging with the Company’s wholly owned subsidiary, named “Star Resorts Development Inc.”, a Nevada corporation that we formed specifically for this purpose. The name of the company was changed to better reflect the direction and business of our company.

In addition to the change of name, a seven for one stock split was effected of authorized, issued and outstanding common stock. As a result, authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001.

The Company is in the business of real estate development and is focusing on the Argentine market. The Company entered into an assignment agreement with Latin Star Developments Inc., dated effective December 20, 2007, for the acquisition from Latin Star of all of its assets (the “Assets”), including rights to certain hotel and other real estate development projects through a memoranda of understanding, a real estate purchase agreement and other related documents (collectively, the “Memoranda.”) Latin Star is a Nevis company that is wholly-owned by the Company’s Secretary and director, David Craven. In December, 2007 the Company took effective control of the assets.

As consideration for the assignment of all the rights to the Assets held by Latin Star, the Company agreed to pay 6,900,000 shares of its common stock to Latin Star. It was also agreed to pay future shares of common stock to Latin Star, the number of which depended upon the achievement of certain new business opportunities related to the acquired rights.

On April 23, 2008, the Company completed its acquisition from Latin Star Developments Inc. through the issuance of the shares that had been agreed to be issued as consideration under the Assignment Agreement.

Puerto Madero - Dock 2 Project

On July 31, 2007, the Company entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein it was agreed to purchase a 50% interest in the capital of Inversiones del Dique S.A., an Argentine company which, through its subsidiary, Incubus S.A., owns a 40% interest in a project known as the Dock 2 Project.

This project is aimed at the commercial development of the former “Dock 2” ship channel located in the Puerto Madero area. The Company advanced $1,300,000 to Ricardo Ernesto Bello and Alberto Radivoy Magnani in the period from August to December, 2007, in anticipation of the purchase of the stock of Inversiones del Dique S.A. An additional $700,000 was advanced between January and March, 2008. The total of $2,000,000 plus $300,000 to be paid in July, 2008 will complete our payment for 50% of the shares of Inversiones del Dique S.A., which in turn holds a 40% interest in the Dock 2 Project.

Cerro Bayo Project

In July, 2007, the Company loaned $336,500 to Latin Star to pay expenses related to the purchase of an interest in Cerro Bayo, S.A., owner-operator of a ski resort/real estate project in Argentina. The project includes options on additional land, which offers opportunities for development in consortium with other partners. A further $500,000 was advanced to Latin Star for the same purposes in October, 2007. Latin Star owned 125 common voting shares of Cerro Bayo, S.A., representing 25% of the outstanding stock The stock was transferred to the Company’s holding company, Inversiones del Cerro S.A., which the Company owns 100%.

Latin Star retained legal title to the assets until the agreed price was paid with the transfer of our stock to Latin Star in

April, 2008, pursuant to the Assignment Agreement described above.

The total investment in the Cerro Bayo project at March 31, 2008 was $4,086,500.

Uboldi land

In December, 2007, with the consent of Latin Star, the Company exercised Latin Star’s options to participate in a purchase of land in a tract known as Uboldi. The Company paid $650,000 in December 2007 to a private consortium which is in the process of closing title to a parcel of 55 hectares (135.9 acres) in Cerro Bayo, municipality of Villa La Angostura, province of Neuquen. The Company’s participation will be a 25% interest in the parcel. It is planned for development with Argentinian partners.

Sta Maria De Los Andes Project.

The Company made two payments of $141,269 from August to October 2007 and an additional payment of $141,270 in December, 2007 in this collaborative real estate project in Argentina. The project under construction includes plots of land in a wine field, winery, hotel and polo grounds. In February 2008 further payments of $5,300 and $141,270 were made. An additional $200,000 had been paid in 2007 by Latin Star, which transferred its rights to the purchase of approximately 47 acres of land to Star Resorts through the assignment agreement described above. The total invested at March 31, 2008 was $770,378.

2.      Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, and with the instructions to Form 10-KSB as promulgated by the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets and deferred taxes.

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to officers and directors. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Income Taxes

Current Liabilities

Current liabilities are expected to be liquidated within the next accounting cycle. Included is a $500,000 advance from a lender in anticipation of the execution of a long term debt contract.

Long Term Debt

On February 19, 2008 the Company borrowed $500,000 at 9% from Blue Mint Exploration Inc. under a promissory note. The note is payable on February 19, 2010 and can be prepaid at any time. Interest is payable semi-annually from the date of the note. The note is convertible in whole or in part into common stock at any time. The conversion price is the average closing price from the ten trading days immediately preceding the conversion date.

The total long term debt at March 31, 2008 was $500,000.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of March 31, 2008 were 7,175,000 warrants convertible into one share of common stock, and a $500,000 promissory note convertible into common stock at a conversion rate of the average of the preceding week’s closing prices.. The exercise of these securities would be anti-dilutive since the company is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

A common stock split of 7 to 1 occurred on April 17, 2007. The outstanding shares as at March 31, 2007 was restated to give retroactive effect to the stock split.

	Year Ended March 31,
	2008	2007

Numerator:

Basic and diluted net loss per share:
Net Loss	$(457,595)	$(49,305)

Denominator

Basic and diluted weighted average
number of shares outstanding	53,128,825	50,385,616

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.01)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $457,595 and had no revenue during the year ended March 31, 2008. The Corporation had a positive cash flow, however, of $528,774 during the year, generated by the sale of stock, stock subscriptions and a short term loan. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its investment in revenue properties. Management has plans to seek additional capital through private placements or public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 8, 2005. Since inception, the Company has incurred operating losses totaling $517,595. The Company’s working capital has been generated through the sales of common stock and short term loans. Management has provided financial data since November 8, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

FASB Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS 123(r) Share-Based payment and related pronouncements, the practicability exceptions to fair value determination allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98.9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

3.      Capital Structure

Common Stock Transactions during the period from inception November 8, 2005 through March 31, 2008:

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

On August 9, 2007 the company sold 625,000 Units, consisting of one share and one Warrant per Unit, at a price of $0.80 per Unit, for aggregate proceeds of $500,000. 625,000 common shares were issued on August 29, 2007, the price recorded as $0.80 each. Each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.30 per Warrant Share for a period of five years from the date of issuance of the Warrants. The Units were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 26, 2007 the company issued 625,000 Units, consisting of one share and one Warrant per Unit, at a price of $0.80 per Unit, for proceeds of $500,000. Each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.30 per Warrant Share for a period of five years from the date of issuance of the Warrants. The Units were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 26, 2007, the company issued 1,400,000 Units, consisting of one share and one Warrant per Unit, at a price of $0.50 per Unit, for proceeds of $700,000. Each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.00 per Warrant Share for a period of five years from the date of issuance of the Warrants. The Units were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 14, 2008, the company issued 1,000,000 Units, consisting of one share and one Warrant per Unit, at a price of $0.50 per Unit, for proceeds of $700,000. Each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.00 per Warrant Share for a period of five years from the date of issuance of the Warrants. The Units were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

As of March 31, 2008 there are 7,175,000 warrants outstanding, convertible into one share of common stock at an exercise price of between US $0.75 and $1.30, having initially exercisable periods of three and five years, and expiry dates from June 15, 2010 to January 14, 2013.

As at March 31, 2008 and 2007 the Company had authorized 525,000,000 and 525,000,000 shares respectively of par value $0.001 common stock, of which 56,575,000 and 50,400,000 shares respectively were issued and outstanding. Shares for March 31, 2007 were restated for a 7 to 1 stock split on April 17, 2007, per Note 4.

4.      Restated Financial Statements

The audited financial statements for the year ended March 31, 2007 were restated to give retroactive effect to the 7 to 1 stock split that occurred April 7, 2007:

	As Originally Reported	Restated

Issued and Outstanding Shares	7,200,000	50,400,000
Capital Stock	$7,200	$50,400
Paid-In Capital	$53,800	$10,600

The stock split had a neutral effect on stockholder equity.

5.      Commitments and Contingencies

The Company has the following financial commitments for the next five fiscal years, for borrowed funds under a promissory note issued to Blue Mint Exploration Inc.:

Fiscal Year Ending March 31,	Interest	Principal	Total

2009	$45,000		$45,000

2010	45,000	500,000	45,000

Total	$90,000	$500,000	$590,000

5.      Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

6.      Subsequent Events

On April 23, 2008 the Company completed the details of its Assignment Agreement initiated in December, 2007 with Latin Star Inc. for the purchase of Latin Star’s interest in the Cerro Bayo and Santa Maria de los Andes projects. The Company issued 6,900,000 shares to Latin Star Inc. in accordance with the Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer (who is also our principal executive officer) and our Chief Financial Officer (who is also our principal financial officer and our principal accounting officer), does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B OTHER INFORMATION

Since the end of our last quarter, we have experienced the following recent corporate developments:

1.

On April 1, 2008 we entered into an employment agreement with James J. Pierce to act as our Chief Financial Officer and Treasurer for a salary of $84,000 per year and 500,000 shares of our common stock per year for three years. The term of the employment agreement is for an indefinite period and either party may terminate the employment agreement by giving one month’s prior written notice.

2.	Effective April 1, 2008 we appointed James J. Pierce as our Chief Financial Officer and Treasurer.

Mr. Pierce has a broad financial background that includes more than eight years of experience in equity trading, commodity trading, global marketing and finance. From 2001 to 2004, Mr. Pierce acted as the Assistant Vice-President of Biscayne Americas LLC. From 2004 to 2007, James also developed and maintained a sole proprietorship global community trading company called Jpierce Investments Inc., where he structured several joint venture agreements between global corporations. Jpierce Investments Inc. now has agents and suppliers in South America, the United States, Middle East and Europe.

James holds a Masters of Science in Economics with an emphasis on Finance which he earned from the University of Kansas in 2000. James is fluent in English and Spanish, both verbal and written.

3.	Effective March 31, 2008 Enrique Abaroa Martinez has resigned as our CFO and director.

Effective March 31, 2008 Geoffrey Evett resigned as our director and Consultant.

4.	Effective April 1, 2008, we appointed Max Pozzoni as a director.

Our board of directors now includes Alejandro Aparicio, David Craven and Max Pozzoni.

5.

On April 23, 2008, we completed an assignment agreement with Latin Star Developments Inc. (“Latin Star”), a Nevis company wholly-owned by our Secretary and director, David Craven. Latin Star owned rights to the shares and other assets (the “Assets”) to certain hotel and other real estate developments. Latin Star obtained these rights through a memorandum of understanding, a real estate purchase agreement and other related documents (collectively, the “Memoranda”). Latin Star has paid the amount of $3,450,000 toward the rights it has assigned to us through the assignment agreement: the sum of $3,250,000 pursuant to the memorandum of understanding and the sum of $200,000 pursuant to the real estate purchase agreement.

Under the terms of the assignment agreement, Latin Star has assigned to us, all of Latin Star’s right, title, interest in the Assets for consideration of 6,900,000 shares of our common stock. The amount of consideration was determined by our management and Latin Star through an assessment of what an arm’s-length third party might pay for the rights assigned in the assignment agreement. The amount of consideration represents only an estimate of value and should not be relied on as a measure of the realized or realizable value of the rights assigned in the assignment agreement. The shares we issued to Latin Star were paid from our treasury. When our management approved the assignment agreement, David Craven abstained from the discussion and voting because of his interest as the sole owner of Latin Star.

As a result of the completion of the assignment agreement and our issuance of 6,900,000 shares to Latin Star, which is wholly-owned and operated by David Craven, our Secretary and a director. In addition to those shares held in the name of Latin Star, Mr. Craven has obtained additional beneficial ownership of approximately 23% of our issued and outstanding common stock. Mr. Craven now beneficially owns approximately 33% of our issued and outstanding common stock. Now, our management controls 34% of our issued and outstanding common stock compared to approximately 24% of our issued and outstanding stock that it held prior to the transaction. For more information on this topic, please see the section entitled “Security Ownership of Certain Beneficial Owners and Management” on page 31.

Latin Star has paid the amount of $3,450,000 toward the rights it has assigned to us through the assignment agreement: the sum of $3,250,000 pursuant to the memorandum of understanding and the sum of $200,000 pursuant to the real estate purchase agreement. These amounts were paid by Latin Star with the corporation’s own private funds.

6.

Management has determined at, as of the completion of the assignment agreement with Latin Star, our company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended. Please refer to Item 2.01 of our Current Report filed on April 28, 2008 for a more detailed description of the assignment agreement.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Alejandro Aparicio	President, Chief Executive Officer and Director	47	December 14, 2007
David Craven	Secretary and Director	51	March 8, 2007
Max Pozzoni	Director	32	April 1, 2008
James Pierce	Chief Financial Officer and Treasurer	32	April 1, 2008

Family relationships

There are no family relationships with any of our other directors and officers.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

Alejandro Aparicio

Alejandro Aparicio is an entrepreneur and corporate executive in the real estate development, hospitality, financial, and international trade industries. He has worked as an international consultant in hotel and Food & Beverage development and operations and has experience in luxury real estate acquisitions, development and sales, and world class hospitality services, branding and management. Mr. Aparicio has over 15 years of experience in acquisitions, development, and asset management of hotels, condo-hotels and F&B enterprises throughout the Americas and the Caribbean. He is also a guest speaker at conventions and symposiums on hotel and condo-hotel structures, development and operations.

For the past five years, Mr. Aparicio was with the Fortune International Group, a private company, as Executive Vice President Hospitality. Mr. Aparicio has no prior experience as a director or officer of a public company.

Mr. Aparicio received his Bachelor of Science in Business Administration (BSBA) and Master in Business Administration (MBA) at Boston University, Boston, MA.

David Craven

On March 8, 2007, we appointed David Craven as director and President of the Company. After graduating in Mathematics and Sociology from University College Loughborough in the UK, David spent almost 10 years in the mining industry, purchasing mining equipment for the National Coal Board at its

Yorkshire headquarters in Doncaster. Following the decline of the coal mining industry in the UK, David spend several years working in retail, in the purchasing and accounting departments of several large retail food chains.

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

Max Pozzoni

Mr. Pozzoni has served as the Secretary, Treasurer, and Chief Financial and Accounting Officer of True North Energy Corporation, a U.S. public company engaged in oil and gas operations (“True North”), since June 1, 2006 and has been a director of True North since January 27, 2006. Mr. Pozzoni served as True North’s sole executive officer from January 27, 2006 until June 1, 2006. From March 2004 until January 18, 2007 Mr. Pozzoni served as an executive officer and as a Director for Falcon Natural Gas Corp., a U.S. public company engaged in oil and gas operations. From November 2003 to June 1, 2005, Mr. Pozzoni also served as the Chief Executive Officer and Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a public reporting company. From September 2001 to July 2003, Mr. Pozzoni attended London Business School on a full-time basis. From June 2002 to August 2002, Mr. Pozzoni worked as a Summer Associate at Lehman Brothers Inc. From June 1998 to June 2001, Mr. Pozzoni worked as an engineer at Schlumberger Oilfield Services. Mr. Pozzoni received a Bachelor degree in International Business in 1998 from the University of Kansas and an MBA degree from the London Business School in 2003.

James Pierce

Mr. Pierce has a broad financial background that includes more than eight years of experience in equity trading, commodity trading, global marketing and finance. From 2001 to 2004, Mr. Pierce acted as the Assistant Vice-President of Biscayne Americas LLC. From 2004 to 2007, James also developed and maintained a sole proprietorship global community trading company called Jpierce Investments Inc., where he structured several joint venture agreements between global corporations. Jpierce Investments Inc. now has agents and suppliers in South America, the United States, Middle East and Europe.

James holds a Masters of Science in Economics with an emphasis on Finance which he earned from the University of Kansas in 2000. James is fluent in English and Spanish, both verbal and written.

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

4.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

6.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Alejandro Aparicio	1	1	N/A
David Craven	1[1]	1[1]	N/A
Max Pozzoni	N/A	N/A	N/A
James Pierce	1	1	N/A
Banque SCS Alliance SA	1	1	1[2]

1 David Craven reported the transaction with respect to Latin Star outside the two day reporting period.
2 The Banque SCS Alliance SA has not filed any insider reports.

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

All proceedings of our board of directors for the year ended March 31, 2008 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended March 31, 2008, are set out in the following summary compensation table:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ken MacAlpine[1] former President CFO & Secretary	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Craven[2] Secretary	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Enrique Abaroa Martinez[3] former CFO	2008 2007	24,000 60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	48,000 Nil	72,000 60,000
Alejandro Aparicio[4] President & CEO	2008 2007	36,000 60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	36,000 60,000
James Pierce[5] CFO	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

__________________________________________
1 Ken MacAlpine resigned on April 3, 2007
2 David Craven was appointed on March 8, 2007
3 Enrique Abaroa Martinez was appointed an officer on May 14, 2007 and resigned on March 31, 2008
4 Alejandro Aparicio was appointed on December 13, 2007
5 James Pierce was appointed April 1, 2008

Director Compensation Policy

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Alejandro Aparicio	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Craven	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Max Pozzoni	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding equity awards at fiscal year-end

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

We do not currently have a stock option plan.

Security ownership of certain beneficial owners.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of Class	Name and Address of Shareholder and Position, Office or Material Relationship with American Uranium Corp.	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
common stock	Alejandro Aparicio(3) President, CEO and Director 701 Brickell Avenue, Suite 1550 Miami FL 33131	0 n/a	*
common stock	David Craven(4) Director and officer 14 Rue de Malagny Gland 1196 Switzerland	22,300,000 2,200,000 Direct Indirect 20,100,000	33%

Title of Class	Name and Address of Shareholder and Position, Office or Material Relationship with American Uranium Corp.	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
common stock	Geoffrey Lowndes Evett(3) Bell Puig 28 Ca’s Catala, Palma Mallorca Balearic Islands 07181 Spain	208,333 Direct	*
common stock	Max Pozzoni Director 483 Green Lanes London, UK	0 n/a	*
common stock	James Pierce CFO & Treasurer 12107 Cypress Wood Houston, TX	0 n/a	*
	Directors and officers as a group	22,508,333	34%
common stock	Banque SCS Alliance SA(5) Route de Chancy 6B Case Postal 64 CH 12111 Geneva 8 Switzerland	14,350,000(6) Direct	19%
		29,958,333

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 66,683,333 shares outstanding as of July 11, 2008 plus the shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days, for the persons holding such options or warrants but not counted as outstanding for computing the percentage of any other persons.

(3)	Geoffrey Lowndes Evett is our former director, he resigned on March 31, 2008.
(4)	6,900,000 of these shares are held by Latin Star Developments, a Nevis company that is wholly-owned and operated by David Craven.
(5)	Banque SCS Alliance SA is a Swiss bank which is owned and controlled by multiple investors.
(6)	Ownership includes 7,175,000 shares of common stock and 7,175,000 warrants exercisable into common shares within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than as listed below, we have not entered into or participated in any transactions or a series of similar transactions, wherein the amount involved exceeded $120,000 or one percent of our total assets at year end for the last three completed fiscal years, in which any of our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, family members of these persons or any related person of our company had a direct or indirect material interest.

1.

On April 23, 2008, we completed our acquisition from Latin Star Developments Inc. of all of the rights to the shares and other assets to certain hotel and other real estate development projects through memoranda of understanding, a real estate purchase agreement and other related documents. Latin Star is a Nevis company that is wholly-owned by our Secretary and director, David Craven.

Director independence

We currently act with three directors, consisting of David Craven, Alejandro Aparicio and Max Pozzoni. We have determined that Max Pozzoni is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as described below, we have not entered into an employment agreement or consulting agreement with our board of directors and executive officers:

1.

On April 1, 2008 we entered into an employment agreement with James J. Pierce to act as our Chief Financial Officer and Treasurer for a salary of $84,000 per year and 500,000 shares of our common stock per year for three years. The term of the employment agreement is for an indefinite period and either party may terminate the employment agreement by giving one month’s prior written notice.

2.

On August 1, 2007, we entered into an employment agreement with Alejandro Aparicio to act as our President and Chief Executive Officer. On April 1, 2008, we amended that agreement. Mr. Aparicio’s salary is US $265,200 per year during the first year, then subject to a raise as determined by the employer but not less than the increase in inflation as indicated by the Consumer Price Index. We have also agreed to pay him 2,000,000 common shares per year over the first three years that he works for us. The term of the employment agreement is for an indefinite period and either party may terminate the employment agreement by giving two month’s prior written notice.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the period ended March 31, 2008 and 2007, the aggregate fees billed by John Kinross-Kennedy, Certified Public Accountant for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

2007	$1,500

2008	$3,850

Audit Related Fees

For the period ended March 31, 2008 and 2007, the aggregate fees billed for assurance and related services by John Kinross-Kennedy relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

2007	$1,700

2008	$4,600

Tax Fees

For the period ended March 31, 2008 and 2007, the aggregate fees billed by John Kinross-Kennedy for other non-audit professional services, other than those services listed above, totalled:

2007	$Nil

2008	$Nil

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent accountant is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006.
3.3	Certificate of Change, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007.
3.4	Articles of Merger, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007.
10.1	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007.
10.2	Warrant Certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007.
10.3	Memorandum of Understanding filed as an exhibit to the current report on Form 8-K filed with the Commission on or about August 30, 2007.
10.4	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007.
10.5	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.6	Finders Fee Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007.
10.7	Employment Agreement (Alejandro Aparicio) filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007.
10.8	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007.
10.9	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007.
10.10	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007.
10.11	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007.
10.12	Form of Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about November 28, 2007.
10.13	Form of Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about November 28, 2007.
10.14	Assignment Agreement dated December 20, 2007 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about January 24, 2008.
10.18	Convertible Promissory Note dated February 19, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about February 14, 2008.

Exhibit No.	Description
10.20	Employment Agreement dated April 1, 2008 with James Pierce filed as an exhibit to the current report on Form 8-K filed with the Commission on or about April 14, 2008.
10.21	Convertible Promissory Note dated April 3, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about April 11, 2008.
10.22	Convertible Promissory Note dated May 22, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about June 5, 2008.
21	List of Subsidiaries of Star Resorts Development Inc:
21.1	Inversiones del Dique S.A., an Argentine company owned 50% by Star Resorts
21.3	Inversiones del Cerro S.A., an Argentine company owned 50% by Star Resorts Development Inc.
21.4
31&32	Certifications
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended ( Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer).

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR RESORTS DEVELOPMENT INC.

/s/ Alejandro Aparicio
Alejandro Aparicio
President and Chief Executive Officer
Date: July 14, 2008

/s/ James J. Pierce
James J. Pierce
Chief Financial Officer and Treasurer
Date: July 14, 2008