Form 10-Q
period 2008-06-30
Star Resorts Development Inc.
filed 2008-08-14
CIK 1364139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to: ___________________________

Commission File Number: 000-52449

STAR RESORTS DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0521492
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 Brickell Ave. #1550, Miami, FL 33131
(Address of principal executive offices) (Zip code)

305-728-5254
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,833,333 common shares issued and outstanding as of August 13, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEET

		March 31,
	June 30, 2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	24,586	530,974
Deposits	3,140
Travel Advances	1,897	6,000
Total Current Assets	29,623	536,974

OTHER ASSETS
Investment in Cerro Bayo Project	4,223,300	4,086,500
Investment in Sta. Maria De Los Andes Project	1,052,917	770,378
Investment in Puerto Madera Project	2,000,000	2,000,000
Investment in Land	650,000	650,000
Total Other Assets	7,926,217	7,506,878

TOTAL ASSETS	7,955,840	8,043,852

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	-	447
Short Term Advance	-	500,000
Subscriptions Received	-	3,950,000
Total Current Liabilities	-	4,450,447

LONG TERM DEBT
Loan Payable	1,300,000	500,000

TOTAL LIABILITIES	1,300,000	4,950,447

STOCKHOLDERS' EQUITY
Common stock, 525,000,000 shares authorized,
$0.001 par value;
66,683,333 issued and outstanding at June 30, 2008
56,575,000 issued and outstanding at June 30, 2007	66,683	56,575
Additional paid-in capital	8,598,484	3,554,425
Accumulated deficit	(2,009,327)	(517,595)

Total Stockholder's Equity	6,655,840	3,093,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	7,955,840	8,043,852

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
Unaudited

			For the period
			from Inception,
	For the		November 8,
	Three Months Ended		2005, through
	June 30		June 30,
	2008	2007	2008

SALES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

EXPENSES

Advertising	158,810		158,810
Property Expenses	7,428		28,815
Salary	87,300	16,000	252,320
Professional fees	44,910		75,932
Consulting	1,148,169		1,219,380
Stock transfer fees	685		23,164
General and administrative	44,430	11,229	250,906
TOTAL EXPENSES	1,491,732	27,229	2,009,327

LOSS FROM OPERATIONS	(1,491,732)	(27,229)	(2,009,327)

OTHER INCOME (EXPENSE)	-	-	-

LOSS BEFORE INCOME TAXES	(1,491,732)	(27,229)	(2,009,327)

INCOME TAXES	-	-	-

NET LOSS	$(1,491,732)	$(27,229)	$(2,009,327)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.024)	$(0.001)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	63,004,304	49,380,736

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

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Unaudited

		Common Stock		Additional		Total
		Number		Paid-in	Accumulated	Stockholders'
		of Shares	Amount	Capital	Deficit	Equity
Common stock issued for cash at $0.80	per share October 26, 2007	625,000	625	499,375		500,000
Common stock issued for cash at $0.80	per share November 26, 2007	625,000	625	499,375		500,000
Common stock issued for cash at $0.50	per share November 26, 2007	1,400,000	1,400	698,600		700,000
Common stock issued for cash at $0.50	per share January 14, 2007	1,000,000	1,000	499,000		500,000
Net loss for the year ended March 31, 2008					(457,595)	(457,595)
Balances at March 31, 2008		56,575,000	56,575	3,554,425	(517,595)	3,093,405
Common stock issued for cash at $0.50	per share April 16. 2008	1,000,000	1,000	499,000		500,000
Common stock issued for services at $0.50	per share May 5, 2008	2,000,000	2,000	998,000		1,000,000
Common stock issued for services at $0.50	per share May 5, 2008	208,333	208	103,959		104,167
Common Stock issued for assets at $0.50	per share May 5, 2008	6,900,000	6,900	3,443,100		3,450,000

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Net loss for the three months ended March 31, 2008				(1,491,732)	(1,491,732)

Balances at June 30, 2008	66,683,333	66,683	8,598,484	(2,009,327)	6,655,840

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unaudited

			From
			Inception
	For the		Nov 8,2005
	Three Months Ended		through
	June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,491,732)	$(27,229)	$(2,009,327)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in prepaid expenses
Increase (decrease) in accounts payable	(447)	2,650
(Increase) Decrease in Deposits	(3,140)		(3,140)
(Increase) Decrease in Travel Advances	4,103		(1,897)

Non cash issuance of stock for services	1,104,167		1,104,167

Net cash provided (used) by operating activities	(387,049)	(24,579)	(910,197)

CASH FLOWS FROM INVESTING ACTIVITIES

Reclassificaton of Sugbscriptions Receivable	(3,950,000)
Investment in projects	(419,339)		(7,926,217)
Net cash provided (used) by investing activities	(4,369,339)		(7,926,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,950,000	100,000	7,561,000
Proceeds of loan	300,000		1,300,000
Reclassification of Short Term Advance	(500,000)
Reclassification of Short Term Advance to Loan	500,000

Net cash provided (used) by financing activities	4,250,000	100,000	8,861,000

Change in cash	(506,388)	75,421	24,586

Cash, beginning of period	530,974	2,200	-

Cash, end of period	$24,586	$77,621	$24,586

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

STAR RESORTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

The Company is in the business of real estate development and is focusing on International Emerging Markets. To date, it has invested in three (3) projects in the Argentine market. The Company entered into an assignment agreement with Latin Star Developments Inc., dated effective December 20, 2007, for the acquisition from Latin Star of all of its assets (the “Assets”), including rights to certain hotel and other real estate development projects through a memoranda of understanding, a real estate purchase agreement and other related documents (collectively, the “Memoranda.”) Latin Star is a Nevis company that is wholly-owned by the Company’s Secretary and director, David Craven. In December, 2007 the Company took effective control of the assets.

On April 23, 2008, the Company completed its acquisition from Latin Star Developments Inc. through the issuance of the shares that had been agreed to be issued as consideration under the Assignment Agreement On April 23, 2008 the Company completed the details of its Assignment Agreement initiated in December, 2007 with Latin Star Inc. for the purchase of Latin Star’s interest in the Cerro Bayo and Santa Maria de los Andes projects. The Company issued 6,900,000 shares to Latin Star Inc. in accordance with the Agreement. It was also agreed to pay future shares of common stock to Latin Star, the number of which depended upon the achievement of certain new business opportunities related to the acquired rights.

Puerto Madero - Dock 2 Project

On July 31, 2007, the Company entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein it was agreed to purchase a 40% interest in the capital of Inversiones del Dique S.A., an Argentine company which, through its subsidiary, Incubus S.A., owns a 50% interest in a project known as the Dock 2 Project.

This project is aimed at the commercial development of the former “Dock 2” ship channel located in the Puerto Madero area. The Company advanced $1,300,000 to Ricardo Ernesto Bello and Alberto Radivoy Magnani in the period from August to December, 2007, in anticipation of the purchase of the stock of Inversiones del Dique S.A. An additional $700,000 was advanced between January and March, 2008. The total of $2,000,000 plus $300,000 to be paid in August, 2008 will complete our payment for 40% of the shares of Inversiones del Dique S.A., which in turn holds a 50% interest in the Dock 2 Project.

Cerro Bayo Project

In July, 2007, the Company loaned $336,500 to Latin Star to pay expenses related to the purchase of an interest in Cerro Bayo, S.A., owner-operator of a ski resort/real estate project in Argentina. The project includes options on additional land, which offers opportunities for development in consortium with other partners. A further $500,000 was advanced to Latin Star for the same purposes in October, 2007. Latin Star owned 125 common voting shares of Cerro Bayo, S.A., representing 25% of the outstanding stock. The stock was transferred to the Company’s holding company, Inversiones del Cerro S.A., which the Company owns 100%.

Latin Star retained legal title to the assets until the agreed price was paid with the transfer of Company stock to Latin Star in April, 2008, pursuant to the Assignment Agreement described above.

An additional $136,800 was invested in the project May 28, 2008, raising the total investment in Cerro Bayo to $4,223,300.

Uboldi land

In December, 2007, with the consent of Latin Star, the Company exercised Latin Star’s options to participate in a purchase of land in a tract known as Uboldi. The Company paid $650,000 in December 2007 to a private consortium which is in the process of closing title to a parcel of 55 hectares (135.9 acres) in Cerro Bayo, municipality of Villa La Angostura, province of Neuquen. The Company’s participation will be a 25% interest in the parcel. It is planned for development with Argentinean partners as part of the Cerro Bayo Project.

Sta Maria De Los Andes Project.

The Company made two payments of $141,269 from August to October 2007 and an additional payment of $141,270 in December, 2007 in this collaborative real estate project in Argentina. The project under construction includes plots of land in a wine field, winery, hotel and polo grounds. In February 2008 further payments of $5,300 and $141,270 were made. In April and June of 2008 two further payments of $141,270 were made. An additional $200,000 had been paid in 2007 by Latin Star, which transferred its rights to the purchase of approximately 47 acres of land to Star Resorts through the assignment agreement described above. The total invested at June 30, 2008 was $1,052,917.

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

Financial instruments

The Company’s financial instruments from time to time consist of cash and cash equivalents, deposits, travel advances, accounts payable and accrued liabilities, amounts due to officers and directors. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Current Liabilities

Current liabilities are expected to be liquidated within the next accounting cycle. There were no current liabilities at June 30, 2008.

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

Two further advances from Blue Mint of $500,000 on March 31, 2008 and May 22, 2008 were received under similar notes. The notes are due April 3, 2013 and May 22, 2013 respectively. The combined total is $1,300,000.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of June 30, 2008 were 7,175,000 warrants convertible into one share of common stock. The exercise of these securities would be anti-dilutive since the company is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

	Three months Ended June 30,
	2008	2007
Numerator:
Basic and diluted net loss per share:
Net Loss	$(1,491,732)	$(27,229)
Denominator
Basic and diluted weighted average
number of shares outstanding	63,004,304	49,380,736
Basic and Diluted Net Loss Per Share	$(0.024)	$(0.001)

Share Based Payment

The Company follows FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,491,732 and had no revenue during the three months ended June 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its investment in revenue properties. Management has plans to seek additional capital through private placements or public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 8, 2005. Since inception, the Company has incurred operating losses totaling $2,009,327. The Company’s working capital has been generated through the sales of common stock and short term loans. Management has provided financial data since November 8, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

3.        Capital Structure

Common Stock Transactions during the first quarter of the fiscal year from April 1, 2008 through June 30, 2008:

On April 16, 2008, the company issued 1,000,000 Units, consisting of one share and one Warrant per Unit, at a price of $0.50 per Unit, for proceeds of $500,000. Each Warrant is exercisable into one common share (a “Warrant Share”) at a price of US $1.00 per Warrant Share for a period of five years from the date of issuance of the Warrants. The Units were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 5, 2008 the company issued 2,000,000 shares for services at $0.50 per share, and recorded an expense of $1,000,000. The stock was valued at fair value in accordance with FASB Statement No. 123R and taken to be the latest trade or issuance, which was on April 16, 2008 at $0.50 per share, as noted above.

On May 5, 2008 the company issued 208,333 for services at $0.50 per share, and recorded an expense of $104,167. The stock was valued at fair value in accordance with FASB Statement No. 123R and taken to be the latest trade or issuance, which was on April 16, 2008 at $0.50 per share, as noted above.

On May 5, 2008 the company issued 6,900,000 shares for assets at $0.50 per share.

As of June 30, 2008 there are 7,175,000 warrants outstanding, convertible into one share of common stock at an exercise price of between US $0.75 and $1.30, having initially exercisable periods of three and five years, and expiry dates from June 15, 2010 to April 16, 2013.

As at June 30, 2008 and 2007 the Company had authorized 525,000,000 and 525,000,000 shares respectively of par value $0.001 common stock, of which 66,683,333 and 56,575,000 shares respectively were issued and outstanding.

5.        Related Party Transactions

On May 5, 2,000,000 shares were issued to Enrique Abaroa, retiring CFO, under his employment agreement.

On May 5, 2008 retiring director Geoffrey L. Evett was issued 208,333 common shares for consulting and directors’ fees.

6.        Commitments and Contingencies

Commitments within the following five years are:

(a)	August, 2008: Complete the purchase of Puerto Madero – Dock 2 project	$300,000

(b)	February 19, 2010: Repayment of promissory note	$500,000

(c)	April 3, 2010: Repayment of promissory note	$500,000

(d)	May 22, 2010: Repayment of promissory note	$300,000

(e)	Total	$1,600,000

7.        Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Subsequent Events

Further advances were received on promissory notes from Blue Mint in July, 2008 totaling $350,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 17, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report, and unless otherwise indicated, the terms “we”, “us” and “our company” refer to Star Resorts Development Inc. and its subsidiaries.

Company Overview

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

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations and changes in our financial condition for the three months ended June 30, 2008. The following discussion should be read in conjunction with our Management’s Discussion and Analysis and the financial statements filed in this report.

Estimated Expenses for the Next 12 Month Period

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Property Expenses	$1,000,000
Salary	$385,000
Professional Fees	$100,000
Consulting Fees	$60,000
Stock Transfer Fees	$7,200
General and Administrative Fees	$26,000
Investment in Current and New Projects	$7,000,000
Total Expenses	$8,578,200

We recorded a net operating loss of $1,491,732 for the three months ended June 30, 2008 and have an accumulated deficit of $2,009,327 since inception.

As at June 30, 2008 we had cash of $24,586 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed business plan and continued operations will be $8,600,000.

On May 22, 2008, we obtained $300,000 from Blue Mint Exploration Inc. and issued the third of three convertible promissory notes. For more information on the convertible promissory note, please see the note, which is incorporated by reference as an exhibit to this report.

On April 8, 2008, we obtained $500,000 from Blue Mint Exploration Inc. and issued the second of two convertible promissory notes. For more information on the convertible promissory note, please see the note, which is incorporated by reference as an exhibit to this report.

Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings” on page 16.

Liquidity and Capital Resources

Our financial condition for the quarter ended June 30, 2008 is summarized as follows:

Working Capital

	June 30, 2008	March 31, 2008	Change
Current Assets	$29,623	$536,974	(507,351)
Current Liabilities	$0	$4,450,447	(4,450,447)
Working Capital Surplus (Deficit)	$29,623	$(3,913,473)	3,943,096

Cash Flows

	For the Three Months Ended
	June 30, 2008	March 30, 2008
Cash flows from operating activities	$(387,049)	$358,313
Cash flows (used in) investing activities	$(4,369,339)	$(846,570)
Cash flows provided by financing activities	$4,250,000	$1,000,000
Net increase (decrease) in cash during period	$(506,388)	$(511,743)

Working Capital

The $3,943,096 increase in our working capital was primarily due to reclassification of short term advance and short term subscriptions received to long term debt and stock issued respectively.

Cash Used In Operating Activities

During the quarter ended June 30, 2008 operating activities used cash in the amount of $387,049 primarily represented by operating costs.

Cash used by Investing Activities

In the quarter ended June 30, 2008 cash used in investing activities was the sum of $4,369,339 as compared to $846,570 in the previous quarter. The increase in the current quarter was caused primarily by reclassification of subscriptions receivable to stock issued.

Cash from Financing Activities

We received net cash from financing activities in the amount of $4,250,000 during the quarter ended June 30, 2008 compared to $1,000,000 in the previous quarter. The increase in the current quarter was caused primarily by the reclassification of subscriptions to stock issued.

Results of Operations

The following summary of our results of operations should be read in conjunction with our interim financial statements for the three months ended June 30, 2008 which are included herein.

Our operating results for the three months ended June 30, 2008 and for the preceding three months ended March 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	March 31, 2008	Increase/Decrease
Revenue	$0	$0	$0
Accounting and Audit Fees	1,700	2,350	(650)
Advertising and Public Relations	158,810	0	158,810
Bank charges	638	942	(304)
Consulting fees	1,148,169	46,180	1,101,989
Filing and transfer agent	99	1,146	(1,047)
Legal Fees	38,210	25,753	12,457
Management Fees	87,300	36,000	51,300
Property costs	7,430	8,086	(656)
Office and miscellaneous	43,903	7,614	36,289
Insurance	2,162	0	2,162
Travel and Entertainment	3,311	8,062	(4,751)

Net loss	$(1,491,732)	(136,133)	$(1,355,599)

Revenue

We have had no operating revenues since our inception on November 4, 2004 through to the period ended June 30, 2008. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our operations during current fiscal year.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

We have a limited history of operations and have incurred only losses and no revenues since inception (November 8, 2005). Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. Also, there is no way for potential investors to analyze an investment in our company based on prior performance. We may continue to experience net losses for the foreseeable future. We have and will continue to incur significant costs, including the issuance of shares of our common stock as one form of payment, researching, acquiring and developing interests in real estate development projects. We may not be able to sell or lease any or all of our interests. If we are able to sell or lease our interests in the real property developments, it will likely take a long time and may not bring us a profit. We estimate that we will need approximately $8,600,000 in order to fund our proposed operations for the next 12 months. We will require additional financing in order to fund our investment activities and our monthly overhead. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our company. Because of our limited history of operations, losses, lack of revenue and need for additional financing, we may not be able to successfully implement our business plan, our business may fail and investors could lose all of their investment in our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On April 16, 2008 we issued 1,000,000 shares of common stock to Banque SCS Alliance SA. pursuant to a share purchase agreement.

We issued the shares to one non-US person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

2.

On May 22, 2008, we issued to Blue Mint Exploration Inc. (the “Holder”) a Convertible Promissory Note (the “Note”) in the amount of $300,000. The Note is payable on May 22, 2010, and will accrue interest at the rate of 9%, which is paid per annum starting 180 days from the date of the Note.

The Holder has the option that at any time on or after May 22, 2008, to convert any portion of the outstanding principal amount and accrued interest under the Note into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date.

The Holder may also exercise the option of giving written notice to our Company that the entire unpaid principal amount of the Note and the applicable interest is payable if any events of default have occurred and are continuing at the time of such notice.

We issued the Note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

3.	On May 5, 2008 we issued 2,208,333 shares of common stock to two individuals as consideration pursuant to mutual releases dated effective March 31, 2008.

We issued the shares to two non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

4.	On May 5, 2008, we issued 6,900,000 shares of common stock to Latin Star, Inc. pursuant to an Assignment Agreement.

We issued the shares to one non-US person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

5.

On July 7, 2008, we issued to Blue Mint Exploration Inc. (the “Holder”) a Convertible Promissory Note (the “Note”) in the amount of $150,000. The Note is payable on July 7, 2010, and will accrue interest at the rate of 9%, which is paid per annum starting 180 days from the date of the Note.

The Holder has the option that at any time on or after July 7, 2008, to convert any portion of the outstanding principal amount and accrued interest under the Note into common shares at a conversion rate based upon 100% of the average closing prices for the 10 trading days immediately preceding the conversion date.

The Holder may also exercise the option of giving written notice to our Company that the entire unpaid principal amount of the Note and the applicable interest is payable if any events of default have occurred and are continuing at the time of such notice.

We issued the Note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

6.	On July 15, 2008 we issued 50,000 shares of common stock to Timothy Marx pursuant to an advisory agreement.

On July 21, 2008 we issued 50,000 shares of common stock to Erick Sydow pursuant to an advisory agreement.

We issued 50,000 shares to one US person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

We issued 50,000 shares to one non-US person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

7.

On July 23, 2008, we issued to Blue Mint Exploration Inc. (the “Holder”) a Convertible Promissory Note (the “Note”) in the amount of $200,000. The Note is payable on July 23, 2010, and will accrue interest at the rate of 9%, which is to be paid per annum starting 180 days from the date of the Note.

The Holder has the option that at any time on or after July 23, 2008, the outstanding principal amount and accrued interest under the Note that the Holder elects to convert is convertible into common shares at a conversion rate based upon 100% of the average closing prices of our common shares as quoted on the OTC Bulletin Board for the 10 trading days immediately preceding the conversion date.

The Holder may also exercise the option of giving written notice to our Company that the entire unpaid principal amount of the Note and the applicable interest is payable if any events of default have occurred and be continuing at the time of such notice.

We issued the Note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

8.	On July 28, 2008 we issued 50,000 shares of common stock to Francisco Suárez pursuant to an advisory agreement.

We issued the shares to one non-US person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

9.	On August 13, 2008 we issued 2,000,000 shares of common stock to Alejandro Aparicio, our President and Chief Executive Officer, pursuant to his employment agreement dated August 1, 2007.

We issued the shares to one US person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

1.

On June 1, 2008, we approved advisory agreements with Erick Sydow and Timothy Marx to provide services to our company in connection with current investments and investment possibilities for our company. Each agreement is for a period of one year with an automatic renewal for up to three years, unless terminated by either party. Consideration for the investment services is the issuance of 50,000 shares of common stock to each advisor, plus an additional 50,000 shares per year up to 150,000 shares for each advisor.

2.

On June 1, 2008, we approved an advisory agreement with Francisco Suárez to provide services to our company in connection with current investments and investment possibilities for our company. The agreement is for a period of one year with an automatic renewal for up to three years, unless terminated by either party. Consideration for the investment services is the issuance of 50,000 shares of common stock to the advisor, plus an additional 50,000 shares per year up to 150,000 shares.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006.
3.3	Certificate of Change, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007.
3.4	Articles of Merger, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007.
10.1	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007.
10.2	Warrant Certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007.
10.3	Memorandum of Understanding filed as an exhibit to the current report on Form 8-K filed with the Commission on or about August 30, 2007.
10.4	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007.
10.5	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007 and incorporated herein by reference.
10.6	Finders Fee Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007.
10.7	Employment Agreement (Alejandro Aparicio) filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 10, 2007.
10.8	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007.
10.9	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about September 11, 2007.
10.10	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007.
10.11	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about October 29, 2007.
10.12	Form of Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on or about November 28, 2007.
10.13	Form of Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on or about November 28, 2007.
10.14	Assignment Agreement dated December 20, 2007 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about January 24, 2008.
10.18	Convertible Promissory Note dated February 19, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about February 14, 2008.
10.20	Employment Agreement dated April 1, 2008 with James Pierce filed as an exhibit to the current report on Form 8-K filed with the Commission on or about April 14, 2008.
10.21	Convertible Promissory Note dated April 3, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about April 11, 2008.
10.22	Convertible Promissory Note dated May 22, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about June 5, 2008.

Exhibit No.	Description
10.23	Advisor Agreement dated June 1, 2008 with Timothy Marx filed as an exhibit to our current report on Form 8-K filed with the Commission on or about July 24, 2008
10.24	Advisor Agreement dated June 1, 2008 with Eric Sydow filed as an exhibit to our current report on Form 8-K filed with the Commission on or about July 24, 2008
10.25	Advisor Agreement dated June 1, 2008 with Francisco Suárez filed as an exhibit to our current report on Form 8-K filed with the Commission on or about July 28, 2008
10.26	Convertible Promissory Note dated July 23, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on or about August 11, 2008.
21.1	Inversiones del Dique S.A., an Argentine company owned 50% by Star Resorts
21.3	Inversiones del Cerro S.A., an Argentine company owned 50% by Star Resorts Development Inc.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended ( Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR RESORTS DEVELOPMENT INC.

/s/ Alejandro Aparicio
Alejandro Aparicio
President and Chief Executive Officer
Date: August 13, 2008

/s/ James J. Pierce
James J. Pierce
Chief Financial Officer and Treasurer
Date: August 13, 2008