Form 10-Q
period 2008-09-30
Star Resorts Development Inc.
filed 2008-11-14
CIK 1364139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to: _____________________

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

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,033,333 common shares issued and outstanding as of November 10, 2008.

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	24,297	530,974
Deposits	3,140	-
Travel Advances	-	6,000
Total Current Assets	27,437	536,974

OTHER ASSETS
Investment in Cerro Bayo Project	4,223,300	4,086,500
Investment in Sta. Maria De Los Andes Project	1,052,917	770,378
Investment in Puerto Madera Project	2,212,360	2,000,000
Investment in Land	650,000	650,000
Total Other Assets	8,138,577	7,506,878

TOTAL ASSETS	8,166,014	8,043,852

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	-	447
Short Term Advance	-	500,000
Subscriptions Received	-	3,950,000
Total Current Liabilities	-	4,450,447

LONG TERM DEBT
Loan Payable	1,750,000	500,000
Deferred Interest Payable	66,516	-

TOTAL LIABILITIES	1,816,516	4,950,447

STOCKHOLDERS' EQUITY
Common stock, 525,000,000 shares authorized,
$0.001 par value;
68,683,333 issued and outstanding at June 30, 2008
56,575,000 issued and outstanding at June 30, 2007	68,683	56,575
Additional paid-in capital	10,676,484	3,554,425
Accumulated deficit	(4,395,669)	(517,595)

Total Stockholder's Equity	6,349,498	3,093,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	8,166,014	8,043,852

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					For the period
					fom Inception,
	For the		For the		November 8,
	Three Months Ended		Six Months Ended		2005, through
	September 30		September 30		September 30,
	2008	2007	2008	2007	2008

SALES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES

Advertising	4,250	-	163,060	-	163,060
Property Expenses	11,634	2,851	19,062	2,851	40,449
Salary	87,300	40,020	174,600	56,020	339,620
Professional fees	39,404	22,945	84,314	22,945	54,522
Consulting	2,144,500	-	3,292,669	-	3,363,880
Stock transfer fees	7,620	385	8,305	385	30,784
Other General and administrative	25,118	43,930	69,548	55,159	336,838
TOTAL EXPENSES	2,319,826	110,131	3,811,558	137,360	4,329,153

LOSS FROM OPERATIONS	(2,319,826)	(110,131)	(3,811,558)	(137,360)	(4,329,153)

OTHER INCOME (EXPENSE)	-	-	-	-	-
Interest Accrued	(66,516)	-	(66,516)	-	(66,516)
	(66,516)	-	(66,516)	-	(66,516)

LOSS BEFORE INCOME TAXES	(2,386,342)	(110,131)	(3,878,074)	(137,360)	(4,395,669)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,386,342)	$(110,131)	$(3,878,074)	$(137,360)	$(4,395,669)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.036)	$(0.002)	$(0.060)	$(0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	66,683,333	50,800,000	64,843,818	50,653,552

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balances as at fiscal period end March 31, 2006	6,950,000	$6,950	$51,550	($4,345)	$54,155

Common stock issued for cash at $0.01
per share April 3, 2006	250,000	250	2,250		2,500
Net loss for the year ended March 31, 2007				-55,655	-55,655

Balances at as April 17, 2007, before stock split	7,200,000	$7,200	$53,800	$(60,000)	$1,000

Common Stock split 7 for 1, April 17, 2007	43,200,000	43,200	-43,200
Balances at as April 17, 2007, after stock split	50,400,000	50,400	10,600	-60,000	1,000

Common stock issued for cash at $0.25
per share June 6, 2007	400,000	400	99,600		100,000
Common stock issued for cash at $0.80
per share August 29, 2007	625,000	625	499,375		500,000
Common stock issued for cash at $0.50
per share August 29, 2007	1,500,000	1,500	748,500		750,000
Common stock issued for cash at $0.80
per share October 26, 2007	625,000	625	499,375		500,000
Common stock issued for cash at $0.80
per share November 26, 2007	625,000	625	499,375		500,000
Common stock issued for cash at $0.50
per share November 26, 2007	1,400,000	1,400	698,600		700,000
Common stock issued for cash at $0.50
per share January 14, 2007	1,000,000	1,000	499,000		500,000
Net loss for the year ended March 31, 2008				-457,595	-457,595

Balances at March 31, 2008	56,575,000	56,575	3,554,425	-517,595	3,093,405

Common stock issued for cash at $0.50
per share April 16. 2008	1,000,000	1,000	499,000		500,000
Common stock issued for services at $0.50	2,000,000	2,000	998,000		1,000,000
per share May 5, 2008
Common stock issued for services at $0.50
per share May 5, 2008	208,333	208	103,959		104,167
Common Stock issued for assets at $0.50
per share April 17, 2008	6,900,000	6,900	3,443,100		3,450,000
Common stock issued for services at $1.04
per share August 13, 2008	2,000,000	2,000	2,078,000		2,080,000
Net loss for the six months ended Sep. 30, 2008				-3,878,074	-3,878,074

Balances at September 30, 2008	68,683,333	68,683	10,676,484	-4,395,669	6,349,498

The accompanying notes are an integral part of these financial statements.

STAR RESORTS DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unaudited

					From
					Inception
	For the		For the		Nov 8,2005
	Three Months Ended		Six Months Ended		through
	September 30		September 30,		Sep. 30
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Operations	$(2,319,826)	$(110,131)	$(3,811,558)	$(137,360)	$(4,329,153)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in prepaid expenses
Increase (decrease) in accounts payable		(3,850)	(447)	(1,200)
(Increase) Decrease in Deposits		(3,260)	(3,140)	(3,260)	(3,140)
(Increase) Decrease in Travel Advances	1,897		6,000
Net cash provided (used) by operating activities	(2,317,929)	(117,241)	(3,809,145)	(141,820)	(4,332,293)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in projects	(212,360)	(141,269)	(631,699)	(141,269)	(8,138,577)
Net cash provided (used) by investing activities	(212,360)	(141,269)	(631,699)	(141,269)	(8,138,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan	450,000		1,250,000		1,750,000
Sale of stock for cash		1,250,000	500,000	1,250,000	4,111,000
Non cash issue of common stock for services			2,184,167	100,000	1,104,167
Non cash issue of common stock for assets	2,080,000				5,530,000
Advance for purchase of stock in project		(400,000)		(400,000)
Short Term Loan advance		(336,500)		(336,500)

Net cash provided (used) by financing activities	2,530,000	513,500	3,934,167	613,500	12,495,167

Change in cash	(289)	254,990	(506,677)	330,411	24,297

Cash, beginning of period	24,586	77,621	530,974	2,200	-

Cash, end of period	$24,297	$332,611	$24,297	$332,611	$24,297

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STAR RESORTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

Corporate Overview

1. Description of Business

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

The Company is in the business of real estate development and is focusing on emerging markets. The Company entered into an assignment agreement with Latin Star Developments Inc., dated effective December 20, 2007, for the acquisition from Latin Star of all of its assets (the “Assets”), including rights to certain hotel and other real estate development projects through a memoranda of understanding, a real estate purchase agreement and other related documents (collectively, the “Memoranda.”) Latin Star is a Nevis company that is wholly-owned by the Company’s Secretary and director, David Craven. In December, 2007 the Company took effective control of the assets.

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

Puerto Madero - Dock 2 Project

On July 31, 2007, the Company entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein it was agreed to purchase a 50% interest in the capital stock of Inversiones del Dique S.A., an Argentine company which, through its subsidiary, Incubus S.A., owns a 40% interest in a project known as the Dock 2 Project.

This project is aimed at the commercial development of the former “Dock 2” ship channel located in the Puerto Madero area. The Company advanced $1,300,000 to Ricardo Ernesto Bello and Alberto Radivoy Magnani in the period from August to December, 2007, in anticipation of the purchase of the stock of Inversiones del Dique S.A. An additional $700,000 was advanced between January and March, 2008. The total of payments for 50% of the shares of Inversiones del Dique S.A., which in turn holds a 40% interest in the Dock 2 Project is is $2,000,000. The balance of the purchase price $300,000, is due in or around January 2009.

The Company advanced $212,360 in July, 2008 for project expenses, which was capitalized.

As of September 30, 2008 the total investment in the Puerto Madero – Dock 2 Project was $2,212,360.

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

An additional $136,800 was invested in the project May 28, 2008.

As of September 30, 2008 the investment in the Cerro Bayo Project was $4,223,300.

Uboldi Land

In December, 2007, with the consent of Latin Star, the Company exercised Latin Star’s options to participate in a purchase of land in a tract known as Uboldi. The Company paid $650,000 in December 2007 to a private consortium which is in the process of closing title to a parcel of 55 hectares (135.9 acres) in Cerro Bayo, municipality of Villa La Angostura, province of Neuquen. The Company’s participation will be a 25% interest in the parcel. It is planned for development with partners.

As of September 30, 2008 the investment in Uboldi Land was $650,000.

Santa Maria De Los Andes Project.

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

As of September 30, 2008 the total invested in the Santa Maria de los Andes Project was $1,052,917.

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

Current Liabilities

Current liabilities are expected to be liquidated within the next accounting cycle. There were no current liabilities at September 30, 2008.

Long Term Debt

On February 19, 2008 the Company borrowed $500,000 at 9% from Blue Mint Exploration Inc. under a promissory note. The note is payable in two years and can be prepaid at any time. Interest is payable semi-annually from the date of the note. The note is convertible in whole or in part into common stock at any time. The conversion price is the average closing price from the ten trading days immediately preceding the conversion date.

A further five loans were received from Blue Mint under the same terms from April to September, 2008 totaling $750,000. The combined total is $1,750,000.

Subsequently, on October 20, 2008, Deferral of Interest agreements were signed for each promissory note. Interest is deferred until such date as shall be mutually determined by the parties. Interest is accrued.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive securities outstanding as of September 30, 2008 were 7,175,000 warrants convertible into one share of common stock. An additional dilution resides in convertible debt of $1,750,000. The exercise of these securities and debt would be anti-dilutive since the company is in a loss position, therefore they were not counted in the calculation of Earnings Per Share.

	Six months Ended September 30,
	2008	2007
Numerator:
Basic and diluted net loss per share:
Net Loss	$(3,878,074)	$(137,360)
Denominator
Basic and diluted weighted average
number of shares outstanding	64,843,818	50,635,552
Basic and Diluted Net Loss Per Share	$(0.060)	$(0.003)

Share Based Payment

The Company follows FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $3,878,074 and had no revenue during the six months ended September 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its investment in revenue properties. Management has plans to seek additional capital through private placements or public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as November 8, 2005. Since inception, the Company has incurred operating losses totaling $4,395,669.

The Company’s working capital has been generated through the sales of common stock and short term loans. Management has provided financial data since November 7, 2005 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

3. Capital Structure

Common Stock Transactions during the first quarter of the fiscal year from April 1, 2008 through September 30, 2008:

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

On April 17, 2008 the company issued 6,900,000 shares for assets at $0.50 per share.

On August 13, 2008 the company issued 2,000,000 shares for services at $1.04 per share and recorded an expense of $2,080,000. The stock was valued at fair value in accordance with FASB Statement No. 123R

As of September 30, 2008 there are 7,175,000 warrants outstanding, convertible into one share of common stock at an exercise price of between US $0.75 and $1.30, having initially exercisable periods of three and five years, and expiry dates from June 15, 2010 to April 16, 2013.

As at September 30, 2008 and 2007 the Company had authorized 525,000,000 and 525,000,000 shares respectively of par value $0.001 common stock, of which 66,683,333 and 56,575,000 shares respectively were issued and outstanding.

4. Related Party Transactions

On May 5, 2008, 2,000,000 shares were issued to retiring CFO Enrique Abaroa, under his employment agreement.

On May 5, 2008 retiring director Geoffrey L. Evett was issued 208,333 common shares for consulting and directors’ fees.

On August 13, 2008 the company issued 2,000,000 shares for services to Alejandro. Aparico, President and CEO, under his employment agreement.

5. Commitments and Contingencies Commitments within the following five years are:

(a)	January, 2009: Complete purchase of Puerto Madera – Dock 2 project $ 300,000
(b)	February 19, 2010: Repayment of promissory note	$500,000
(c)	April 3, 2010: Repayment of promissory note	$500,000
(d)	May 22, 2010: Repayment of promissory note	$300,000
(e)	July 7, 2010: Repayment of promissory note	$150,000
(f)	July 23, 2010 Repayment of promissory note	$200,000
(g)	September 5, 2010: Repayment of promissory note	$100,000
	Total	$2,050,000

6. Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

7. Subsequent Events

On October 10, the Company borrowed an additional $100,000 from Blue Mint Exploration Inc. under a promissory note having the same terms as in previous notes: 9%, due in two years.

As reported in Note 2 under Long Term Debt, Deferral of Interest agreements were signed for each promissory payable to Blue Mint Exploration Inc. on October 20, 2008. Interest is deferred until such date as shall be mutually determined by the parties.

On October 14, 2008, the Company issued 9,200,000 shares of common stock to Latin Star, Inc. pursuant to an Assignment Agreement wherein the Company received Latin Star’s options to purchase a 25% interest in a tract of land near the Cerro Bayo ski resort known as the Uboldi Land.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Part II, section 1A beginning on page 19 of this report that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Description of Business

Star Resorts is in the business of real estate development and is focusing on International Emerging Markets. To date, we have invested in three projects in the Argentine market. Our company entered into an assignment agreement with Latin Star Developments Inc. dated effective December 20, 2007, for the acquisition from Latin Star of all of its assets, including rights to certain hotel and other real estate development projects through a memoranda of understanding, a real estate purchase agreement and other related documents. Latin Star is a Nevis company that is wholly-owned by our Corporate Secretary and director, David Craven. In December, 2007 Star Resorts took effective control of the assets.

On April 17, 2008, we completed the acquisition from Latin Star Developments Inc. through the issuance of the shares that had been agreed to be issued as consideration under the Assignment Agreement On April 23, 2008 we completed the details of the assignment agreement initiated in December, 2007 with Latin Star Inc. for the purchase of Latin Star’s interest in the Cerro Bayo and Santa Maria de los Andes projects. We issued 6,900,000 shares to Latin Star Inc. in accordance with the Agreement. It was also agreed to pay future shares of common stock to Latin Star, the number of which depended upon the achievement of certain new business opportunities related to the acquired rights.

On October 14, 2008, we made one of the payments of future shares to Latin Star that we had agreed to in the Assignment Agreement. As provided in the Assignment Agreement, we issued 9,200,000 shares of our common stock to Latin Star because we had received the assignment to buy 25% of a portion of land located adjacent to the Cerro Bay project. See the information in the section entitled “Cerro Bayo Project” below for more information.

Puerto Madero - Dock 2 Project

On July 31, 2007, we entered into a memorandum of understanding with Ricardo Ernesto Bello and Diego Alberto Radivoy Magnani wherein it was agreed to purchase a 50% interest in the capital of Inversiones del Dique S.A., an Argentine company which, through our subsidiary, Incubus S.A., owns a 40% interest in a project known as the Dock 2 Project.

This project is aimed at the commercial development of the former “Dock 2” ship channel located in the Puerto Madero area. We advanced $1,370,000 to Ricardo Ernesto Bello and Alberto Radivoy Magnani in the period from August to December, 2007, in anticipation of the purchase of the stock of Inversiones del Dique S.A. An additional $700,000 was advanced between January and March 2008.

The total of payments is $2,000,000 for the purchase of 50% of the shares of Inversiones del Dique S.A., which in turn holds a 40% interest in the Dock 2 Project. The balance of the purchase price, $300,000, is due in January, 2009

In July, 2008 $212,316 was paid for project expenses, which was capitalized

As of November 14, 2008, our total investment in the Puerto Madero - Dock 2 Project is $2,212,360.

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

Latin Star retained legal title to the assets until the agreed price was paid with the transfer of our company stock to Latin Star in April, 2008, pursuant to the assignment agreement described above.

An additional $136,800 was invested in the project May 28, 2008.

On October 14, 2008, pursuant to section 4.1(a) of our Assignment Agreement with Latin Star, we issued 9,200,000 shares of our common stock to Latin Star. These shares were payable to Latin Star pursuant to the Assignment Agreement because we had received the assignment to buy 25% of a portion of land located adjacent to the Cerro Bay project, which from here on we will refer to as the “Uboldi Land”.

As of November 14, 2008, our total investment in the Cerro Bayo Project is $4,223,300.

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

As of November 14, 2008, our total investment in the Uboldi land is $650,000.

Santa Maria De Los Andes Project

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

As of November 14, 2008, our total invested in the Santa Maria De Los Andes Project was $1,052,917.

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations and changes in our financial condition for the three and six months ended September 30, 2008. The following discussion should be read in conjunction with our Management’s Discussion and Analysis and the financial statements filed in this report.

Estimated Expenses for the Next 12 Month Period

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Property Expenses	$1,000,000
Salary	$385,000
Professional Fees	$100,000
Consulting Fees	$60,000
Stock Transfer Fees	$7,200
General and Administrative Fees	$26,000
Investment in Current and New Projects	$12,000,000
Total Expenses	$13,578,200

We recorded a net operating loss of $3,878,074 for the six months ended September 30, 2008 and have an accumulated deficit of $4,395,669since inception.

As at September 30, 2008 we had cash of $24,297 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed business plan and continued operations will be $13,578,200.

On July 7th, 2008, we obtained $150,000 from Blue Mint Exploration Inc. and issued the fourth of seven convertible promissory notes. For more information on the convertible promissory note, please see the note, which is referenced on our exhibit list at the end of this report.

On July 23rd, 2008, we obtained $200,000 from Blue Mint Exploration Inc. and issued the fifth of seven convertible promissory notes. For more information on the convertible promissory note, please see the note, which is referenced on our exhibit list at the end of this report.

On September 5, 2008, we obtained $100,000 from Blue Mint Exploration Inc. and issued the sixth of seven convertible promissory notes. For more information on the convertible promissory note, please see the note, which is referenced on our exhibit list at the end of this report.

On October 10, 2008, we obtained $80,000 from Blue Mint Exploration Inc. and issued the seventh of seven convertible promissory notes. For more information on the convertible promissory note, please see the note, which is referenced on our exhibit list at the end of this report.

Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings” on page 18.

Liquidity and Capital Resources

Our financial condition for the quarter ended September 30, 2008 is summarized as follows:

Working Capital

	September	June 30,	Change
	30, 2008	2008
Current Assets	$24,437	$29,623	$(5,186)
Current Liabilities	$0	0	0
Working Capital Surplus (Deficit)	$24,437	$29,623	$(5,186)

Cash Flows

	Six Months Ended September 30			Three Months Ended September 30
			Percentage			Percentage
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Cash flows from
operating activities	$(3,809,145)	$(141,820)	(2,586)%	$(2,317,929)	$(117,241)	(1,877)%
Cash flows (used in)
investing activities	(631,699)	(141,269)	(347)%	(212,360)	(141,269)	(50)%
Cash flows provided
by financing
activities	3,934,167	613,500	541%	2,530,000	513,500	393%
Net increase
(decrease) in cash
during period	$(506,677)	$330,411	(253)%	$(289)	$254,990	(100)%

Working Capital

The $5,186 decrease in our working capital was primarily due to the excess of operating expenses and investment in projects over the proceeds from borrowing.

Cash Used In Operating Activities

During the quarter ended September 30, 2008 operating activities used cash in the amount of $237,929 (net of non cash consulting expense of $2,080,000), primarily represented by general and administrative expenses.

Cash used by Investing Activities

In the quarter ended September 30, 2008 cash used in investing activities was the sum of $212,360 as compared to $419,339 net of non-cash items in the previous quarter. The decrease in the current quarter was caused primarily by having completed a major acquisition in the previous quarter, namely the Cerro Bayo ski resort project.

Cash from Financing Activities

We received net cash from financing activities in the amount of $450,000 during the quarter ended September 30, 2008 compared to $1,300,000, net of non-cash items in the previous quarter. The decrease in the current quarter was caused primarily by the receipt of assets for stock related to the Cerro Bayo project in the precious quarter.

Results of Operations

The following summary of our results of operations should be read in conjunction with our interim financial statements for the six months ended September 30, 2008 which are included herein.

		For the			For the
	Three Months Ended			Six Months Ended
		September 30,			September 30,
	2007	2008	Change	2007	2008	Change

Revenue	-	-	-	-	-	-
EXPENSES
Advertising	0	4,250	-	0	163,060	-
Property Expenses	$2,851	11,634	308%	$2,851	19,062	569%
Salary	40,020	87,300	118%	56,020	174,600	212%
Professional fees	22,945	39,404	72%	22,945	84,314	267%
Consulting	0	2,144,500	-	0	3,292,669	-

Stock transfer fees	385	7,620	1,879%	385	8,305	2057%
General and
administrative	43,930	25,118	-43%	55,159	69,548	26%
TOTAL EXPENSES	$110,131	2,319,826	2006%	$137,360	3,811,558	1,161%

Revenue

We have had no operating revenues since our inception on November 4, 2004 through to the period ended September 30, 2008. We anticipate that we will not generate any revenues for so long as we are a development stage company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial and principal accounting officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officer concluded that as of the end September 30, 2008, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have a limited history of operations and have incurred only losses and no revenues since inception (November 8, 2005). Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. Also, there is no way for potential investors to analyze an investment in our company based on prior performance. We may continue to experience net losses for the foreseeable future. We have and will continue to incur significant costs, including the issuance of shares of our common stock as one form of payment, researching, acquiring and developing interests in real estate development projects. We may not be able to sell or lease any or all of our interests. If we are able to sell or lease our interests in the real property developments, it will likely take a long time and may not bring us a profit. We estimate that we will need approximately $13,600,000 in order to fund our proposed operations for the next 12 months. We will require additional financing in order to fund our investment activities and our monthly overhead. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our company. Because of our limited history of operations, losses, lack of revenue and need for additional financing, we may not be able to successfully implement our business plan, our business may fail and investors could lose all of their investment in our company.

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

Because our executive officers and directors control approximately 42.897% of common shares. Investors will have little or no control over our management or other matters requiring shareholder approval, which will frustrate shareholders’ attempts to change or improve the management of the company.

Our officers and directors beneficially own approximately 42.897% of the common voting shares of our company. Other investors will have little or no control over our management or other matters requiring shareholder approval. This will frustrate shareholders’ attempts to change or improve the management of the company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

On September 5, 2008, we issued to Blue Mint Exploration Inc., a convertible promissory note in the amount of $100,000. The promissory note is payable on September 5, 2010, and will accrue interest at the rate of 9%, which is to be paid per annum starting 180 days from the date of the promissory note.

Blue Mint has the option that at any time on or after September 5, 2008, the outstanding principal amount and accrued interest under the promissory note that Blue Mint elects to convert, is convertible into common shares at a conversion rate based upon 100% of the average closing prices of our common shares as quoted on the OTC Bulletin Board for the 10 trading days immediately preceding the conversion date.

Blue Mint may also exercise the option of giving our company written notice that the entire unpaid principal amount of the promissory note and the applicable interest is payable if any events of default have occurred and be continuing at the time of such notice.

We issued the promissory note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

2.

On October 10, 2008, we issued to Blue Mint Exploration Inc., a convertible promissory note in the amount of $80,000. The promissory note is payable on October 10, 2010, and will accrue interest at the rate of 9%, which is to be paid per annum starting 180 days from the date of the promissory note.

Blue Mint has the option that at any time on or after October 10, 2008, the outstanding principal amount and accrued interest under the promissory note that Blue Mint elects to convert, is convertible into common shares at a conversion rate based upon 100% of the average closing prices of our common shares as quoted on the OTC Bulletin Board for the 10 trading days immediately preceding the conversion date.

Blue Mint may also exercise the option of giving our company written notice that the entire unpaid principal amount of the promissory note and the applicable interest is payable if any events of default have occurred and be continuing at the time of such notice.

We issued the promissory note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

3.

On October 14, 2008 we issued 9,200,000 shares of common stock to Latin Star Developments Inc. pursuant to the terms of an assignment agreement dated December 20, 2007. Latin Star is a Nevis company wholly-owned by our Secretary and director, David Craven.

We issued the shares to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

1.	On October 30, 2008 we amended three previously issued convertible promissory notes to Blue Mint Exploration Inc. as follows:

Original Issuance
Date	Amount
February 19, 2008	$500,000
April 3, 2008	$500,000
May 22, 2008	$300,000
$1,300,000.00

Each note is payable at 9% interest payable semi annually, 180 days from the issue date of each note with subsequent payments being due and payable on the first day of the month every six months thereafter. On October 30, 2008, Blue Mint agreed to suspend the interest payments payable on each note until such time as is mutually agreed upon by the two parties.

2.

On November 6, 2008, we issued to Blue Mint Exploration Inc., a convertible promissory note in the amount of $40,000. The promissory note is payable on October 10, 2010, and will accrue interest at the rate of 9%, which is to be paid per annum starting 180 days from the date of the promissory note.

Blue Mint has the option that at any time on or after October 10, 2008, the outstanding principal amount and accrued interest under the promissory note that Blue Mint elects to convert, is convertible into common shares at a conversion rate based upon 100% of the average closing prices of our common shares as quoted on the OTC Bulletin Board for the 10 trading days immediately preceding the conversion date.

Blue Mint may also exercise the option of giving our company written notice that the entire unpaid principal amount of the promissory note and the applicable interest is payable if any events of default have occurred and be continuing at the time of such notice.

We issued the promissory note to one non-US person pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 15, 2006.
3.3	Certificate of Change, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007.
3.4	Articles of Merger, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 19, 2007.
10.1	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007.
10.2	Warrant Certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on June 20, 2007.
10.3	Memorandum of Understanding filed as an exhibit to the current report on Form 8-K filed with the Commission on August 30, 2007.
10.4	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on September 10, 2007.
10.5	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on September 10, 2007 and incorporated herein by reference.
10.6	Finders Fee Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on September 10, 2007.
10.7	Employment Agreement (Alejandro Aparicio) filed as an exhibit to the current report on Form 8-K filed with the Commission on September 10, 2007.
10.8	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on September 11, 2007.
10.9	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on September 11, 2007.
10.10	Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on October 29, 2007.
10.11	Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on October 29, 2007.
10.12	Form of Subscription Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on November 28, 2007.
10.13	Form of Warrant certificate filed as an exhibit to the current report on Form 8-K filed with the Commission on November 28, 2007.
10.14	Assignment Agreement dated December 20, 2007 filed as an exhibit to the current report on Form 8-K filed with the Commission on January 24, 2008.
10.18	Convertible Promissory Note dated February 19, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on February 14, 2008.
10.20	Employment Agreement dated April 1, 2008 with James Pierce filed as an exhibit to the current report on Form 8-K filed with the Commission on April 14, 2008.
10.21	Convertible Promissory Note dated April 3, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on April 11, 2008.
10.22	Convertible Promissory Note dated May 22, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on June 5, 2008.
10.23	Advisor Agreement dated June 1, 2008 with Timothy Marx filed as an exhibit to our current report on Form 8-K filed with the Commission on July 24, 2008
10.24	Advisor Agreement dated June 1, 2008 with Eric Sydow filed as an exhibit to our current report on Form 8-K filed with the Commission on July 24, 2008
10.25	Advisor Agreement dated June 1, 2008 with Francisco Suárez filed as an exhibit to our current report on Form 8-K filed with the Commission on July 28, 2008

Exhibit No.	Description
10.26	Convertible Promissory Note dated July 23, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on August 11, 2008.
10.27	Convertible Promissory Note dated September 5, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on September 11, 2008.
10.28	Convertible Promissory Note dated October 10, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2008.
10.29	Deferral of Interest Agreement dated October 30, 2008 with Blue Mint Exploration Inc. filed as an exhibit to the current report on Form 8-K filed with the Commission on October 31, 2008
10.30	Convertible Promissory Note dated November 6, 2008 filed as an exhibit to the current report on Form 8-K filed with the Commission on November 14, 2008.
21.1	Inversiones del Dique S.A., an Argentine company owned 40% by Star Resorts Development Inc.
21.2	Inversiones del Cerro S.A., an Argentine company owned 50% by Star Resorts Development Inc.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended ( Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR RESORTS DEVELOPMENT INC.

/s/ Alejandro Aparicio
Alejandro Aparicio
President and Chief Executive Officer
Principal Executive Officer
Date: November 14, 2008

/s/ James J. Pierce
James J. Pierce
Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer
Date: November 14, 2008